Form 10-Q
period 2009-09-30
Queensridge Mining Resources, Inc.
filed 2010-11-29
CIK 1498372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-168775

Queensridge Mining Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1830013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

912 Sir James Bridge Way, Las Vegas, Nevada 89145
(Address of principal executive offices)

(702) 596-5154
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,427,800 common shares as of November 23, 2010.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010 (audited);
F-2	Statements of Operations for the three months ended September 30, 2010 and from inception through September 30, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of September 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended September 30, 2010 and from inception through September 30, 2010 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

QUEENSRIDGE MINING RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2010 and June 30, 2010

	September 30, 2010	June 30, 2010
ASSETS	(unaudited)

Current assets
Cash	$23,780	$35,065

Mineral property, net	-0-	-0-
Total assets	$23,780	$35,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$1,500	$6,160
Loans payable-related party	2,580	1,650
Total current liabilities	4,080	7,810

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(19,100)	(11,545)
Total stockholders’ equity	19,700	27,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,780	$35,065

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended September 30, 2010
For the period from January 29, 2010 (Date of Inception) through September 30, 2010

	Three months ended September 30, 2010	Period from January 29, 2010 (Inception) to September 30, 2010

General and administrative expenses
Professional fees	$6,625	$12,785
Impairment expense-mineral property	-	3,000
Rent	930	2,480
Other	-	835
Total general and administrative expenses	7,555	19,100

Net loss	$(7,555)	$(19,100)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from January 29, 2010 (Date of Inception) through September 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash at $.001 per share	3,100,000	$3,100	$-	$-	$3,100
Issuance of common stock for cash at $.005 per share	3,250,000	3,250	13,000	-	16,250
Issuance of common stock for cash at $.25 per share	77,800	78	19,372	-	19,450
Net loss for the period	-	-	-	(11,545)	(11,545)

Balance, June 30, 2010	6,427,800	6,428	32,372	(11,545)	27,255

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(A EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
Three months ended September 30, 2010
For the period from January 29, 2010 (Date of Inception) through September 30, 2010

	Three months ended September 30, 2010	Period from January 29, 2010 (Inception) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,555)	$(19,100)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(4,660)	1,500

CASH FLOWS USED IN OPERATING ACTIVITIES	(12,215)	(17,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	930	2,580
Proceeds from sale of common stock	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	930	41,380

NET INCREASE (DECREASE) IN CASH	(11,285)	23,780
Cash, beginning of period	35,065	0
Cash, end of period	$23,780	$23,780

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2010.  The results of operations for the three months ended September 30, 2010 are not indicative of the results that may be expected for the full year.

Queensridge Mining Resources, Inc. (“Queensridge” or the “Company”) was incorporated in Nevada on January 29, 2010.  Queensridge is an exploration stage company and has not yet realized any revenues from its planned operations.  Queensridge has acquired and plans to explore certain mining claims.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” (ASC 220-10), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Queensridge follows SFAS 109, “Accounting for Income Taxes” (ASC 740-10).  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Queensridge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $19,100 as of September 30, 2010.  Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern.  Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended June 30, 2010, the Company electronically staked and recorded a 100% interest in a block of mining claims located in northern Newfoundland, Canada known as the Cutwell Harbour property for $3,000. The mineral properties were found to be unproven and the entire balance of $3,000 was impaired as of June 30, 2010.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 4- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non- interest bearing and have no specified terms of repayment.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

September 30, 2010
Federal income tax benefit attributable to:
Current Operations	$2,570
Less: valuation allowance	(2,570)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$6,495
Less: valuation allowance	(6,495)
Net deferred tax asset	$-

At September 30, 2010, Queensridge had an unused net operating loss carryover approximating $19,100 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 6 – COMMON STOCK

At inception, Queensridge issued 3,100,000 shares of stock at $0.001 to its founding shareholder for $3,100 cash.

During the period ended June 30, 2010, Queensridge issued 3,250,000 shares of stock at $0.005 for $16,250 cash.

During the period ended June 30, 2010, Queensridge issued 77,800 shares of stock at $0.25 for $19,450 cash.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – COMMITMENTS

Operating Leases

The Company leases its office facilities under a lease which expires February 1, 2012. The monthly rate is $310. The lease is renewable for an additional two year term at the same monthly rate.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended June 30, 2011	$3,720
2012	2,170
Total	$5,890

Rent expense for the three months ended September 30, 2010 totaled $930.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through November 23, 2010, the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated on January 29, 2010, under the laws of the state of Nevada.  We hold a 100% interest in the Cutwell Harbour mineral claims, located in Newfoundland, Canada.  Mr. Phillip Stromer is our President, CEO, Secretary, Treasurer, and sole director.

Our business plan is to proceed with exploration of the Cutwell Harbour mineral claims to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with an initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $27,381. We had $23,780 in cash as of September 30, 2010.

Phase I would consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   This phase of the program will cost approximately $10,614.  We anticipate commencing this phase of exploration in the Spring of 2011.

Phase II would entail additional mapping and sampling followed by geochemical analyses of the various samples gathered.  The Phase II program will cost approximately $16,767.  We anticipate commencing this phase in the late Summer or Fall of 2011. We will likely require additional financing in order complete Phase II of our planned exploration program.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not retained a geologist to conduct any of the anticipated exploration work.

Once we receive the analyses of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct further mineral exploration programs beyond the initial program, we will require additional financing.  While we have sufficient funds on hand to cover Phase I of the currently planned exploration costs, we will require additional funding in order to undertake further exploration activity on the Cutwell Harbour mineral claims and to cover all of our anticipated administrative expenses.

In the event that additional exploration programs on the Cutwell Harbour mineral claims are undertaken, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Cutwell Harbour property. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Results of Operations for the three months ended September 30, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $7,555 for the three months ended September 30, 2010.  We have incurred total expenses and a net loss of $19,100 from inception on January 29, 2010 through September 30, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets in the amount of $23,780, consisting entirely of cash. Our current liabilities as of September 30, 2010, were $4,080. Thus, we had working capital of $19,700 as of September 30, 2010.

We have incurred cumulative net losses of $19,100 since inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. As discussed above, the two phases of exploration work currently planned for the Cutwell Harbour property will cost approximately $27,381.  In addition, we also anticipate spending an additional $20,000 on administrative expenses over the next 12 months. Total expenditures over the next 12 months are therefore expected to be approximately $47,000.

We expect that our current cash on hand of $23,780  and working capital of $19,700, should be sufficient to fund Phase I of our planned exploration programs and to meet our expected legal and accounting expenses through the end of the third quarter  of our fiscal year beginning June 30, 2010.   At this time, we do not have any commitments or other arrangements in place for the funding of our planned exploration activities and related operating costs beyond the end of the third quarter of our fiscal year beginning June 30, 2010.  We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program.  We will likely require additional financing in order complete Phase II of our planned exploration program.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $19,100 since our inception of our current operations and require capital for some our contemplated operational activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Phillip Stromer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form S-1/A filed on October 22, 2010.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Queensridge Mining Resources, Inc.

Date:	November 29, 2010

By: /s/ Phillip Stromer Phillip Stromer Title: Chief Executive Officer and Director