Form 10-Q
period 2010-12-31
Queensridge Mining Resources, Inc.
filed 2011-02-14
CIK 1498372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,427,800 common shares as of February 11, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2010 and June 30, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2010 and from inception through December 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of December 31, 2010 (unaudited);
F-4	Statements of Cash Flows from inception through December 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

QUEENSRIDGE MINING RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
UNAUDITED BALANCE SHEETS
As of December 31, 2010 and June 30, 2010

	December 31, 2010	June 30, 2010
ASSETS

Current assets
Cash	$18,809	$35,065

Mineral property, net	-0-	-0-

Total assets	$18,809	$35,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$1,000	$6,160
Loans payable-related party	3,510	1,650
Total current liabilities	4,510	7,810

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(24,501)	(11,545)
Total stockholders’ equity	14,299	27,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,809	$35,065

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months and six months ended December 31, 2010
For the period from January 29, 2010 (Date of Inception) through December 31, 2010

	Three months ended December 31, 2010	Six months ended December 31, 2010	Period from January 29, 2010 (Inception) to December 31, 2010

General and administrative expenses
Professional fees	$3,000	$9,625	$15,785
Impairment expense-mineral property	-	-	3,000
Rent	930	1,860	3,410
Other	1,471	1,471	2,306
Total general and administrative expenses	5,401	12,956	24,501

Net loss	$(5,401)	$(12,956)	$(24,501)

Net loss per share:
Basic and diluted	$0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from January 29, 2010 (Date of Inception) through December 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash at $.001 per share	3,100,000	$3,100	$-	$-	$3,100
Issuance of common stock for cash at $.005 per share	3,250,000	3,250	13,000	-	16,250
Issuance of common stock for cash at $.25 per share	77,800	78	19,372	-	19,450
Net loss for the period	-	-	-	(11,545)	(11,545)

Balance, June 30, 2010	6,427,800	6,428	32,372	(11,545)	27,255
Net loss for the period	-	-	-	(12,956)	(12,956)

Balance, December 31, 2010	6,427,800	$6,428	$32,372	$(24,501)	$14,299

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2010
For the period from January 29, 2010 (Date of Inception) through December 31, 2010

	Six months ended December 31, 2010	Period from January 29, 2010 (Inception) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,956)	$(24,501)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(5,160)	1,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(18,116)	(23,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	1,860	3,510
Proceeds from sale of common stock	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	1,860	42,310

NET INCREASE (DECREASE) IN CASH	(16,256)	18,809
Cash, beginning of period	35,065	0
Cash, end of period	$18,809	$18,809

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2010.  The results of operations for the three months ended December 31, 2010 are not indicative of the results that may be expected for the full year.

Queensridge Mining Resources, Inc. was incorporated in Nevada on January 29, 2010.  Queensridge is an exploration stage company and has not yet realized any revenues from its planned operations.  Queensridge is currently in the process of acquiring certain mining claims.

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
December 31, 2010

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

NOTE 2 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $24,501 as of December 31, 2010.  Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern.  Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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
December 31, 2010

NOTE 4- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non- interest bearing and have no specified terms of repayment.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

December 31, 2010
Federal income tax benefit attributable to:
Current Operations	$4,405
Less: valuation allowance	(4,405)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$8,330
Less: valuation allowance	(8,330)
Net deferred tax asset	$-

At December 31, 2010, Queensridge had an unused net operating loss carryover approximating $24,500 that is available to offset future taxable income; it expires beginning in 2030.

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
December 31, 2010

NOTE 7 – COMMITMENTS

Operating Leases

The Company leases its office facilities under a lease which expires February 1, 2012. The monthly rate is $310. The lease is renewable for an additional two year term at the same monthly rate.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended June 30, 2011	$3,720
2012	2,170
Total	$5,890

Rent expense for the three months and six months ended December 31, 2010 totaled $930 and $ 1,860, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through February 14, 2011, the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Our business plan is to explore the Cutwell Harbour mineral claims to determine whether there are commercially exploitable reserves of gold or other metals.  We are currently conducting an initial exploration program as recommended by our consulting geologist. The complete recommended geological program will cost a total of approximately $27,381.

Phase I of our program was performed in December of 2010 and consisted of on-site surface reconnaissance, sampling, and geochemical analyses.   This phase of the program was performed at a cost of $10,521.33.  The analysis of the samples taken during our Phase I program unfortunately did not confirm the presence of substantial gold mineralization.  A large portion of the Cutwell Harbour property has not been sampled, however, and our consulting geologist has recommended that we undertake additional sampling work on the property.

Phase II would entail additional sampling on areas of the property not sampled during Phase I, followed by geochemical analyses of the various samples gathered.  The Phase II program will cost approximately $16,767.  We currently anticipate commencing this phase in the Summer of 2011. We will require some minor additional financing in order complete Phase II of our planned exploration program.  In the alternative, we may conduct a more limited Phase II sampling program than the one originally planned.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

 Once we receive the analyses of Phase II of our exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event that additional exploration programs on the Cutwell Harbour mineral claims are undertaken, we anticipate that substantial additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Cutwell Harbour property. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Results of Operations for the three and six months ended December 31, 2010

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $5,401 for the three months ended December 31, 2010.  We incurred expenses and a net loss in the amount of $12,956 for the six months ended December 31, 2010. We have incurred total expenses and a net loss of $24,501 from inception on January 29, 2010 through December 31, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will continue to increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets in the amount of $18,809, consisting entirely of cash. Our current liabilities as of December 31, 2010, were $4,510. Thus, we had working capital of $14,299 as of December 31, 2010.

We have incurred cumulative net losses of $24,501 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767.  Our cash on hand will not sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses.  Additional financing will therefore be required in order for us to proceed with Phase II.  At this time, we do not have any financing commitments or other arrangements in place.  We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program.  In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $24,501 since our inception of our current operations and require capital for some our contemplated operational activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Phillip Stromer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010.

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

Queensridge Mining Resources, Inc.

Date:	February 14, 2011

By: /s/ Philip Stromer Phillip Stromer Title: Chief Executive Officer and Director