Form 10-Q
period 2011-03-31
Queensridge Mining Resources, Inc.
filed 2011-05-23
CIK 1498372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-168775

Queensridge Mining Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1830013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

912 Sir James Bridge Way, Las Vegas, Nevada 89145
(Address of principal executive offices)

(702) 596-5154
(Registrant’s telephone number)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Non-accelerated filer
[ ] Accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of May 19, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2011 and June 30, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2011 and period from January 29, 2010 (Inception) to March 31, 2011 (unaudited);
F-3	Statement of Stockholders’ Equity for period from January 29, 2010 (Inception) to March 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended March 31, 2011 and period from January 29, 2010 (Inception) to March 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

QUEENSRIDGE MINING RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
UNAUDITED BALANCE SHEETS
As of March 31, 2011 and June 30, 2010

	March 31, 2011	June 30, 2010
ASSETS

Current assets
Cash	$8,824	$35,065

Mineral property, net	-0-	-0-

Total assets	$8,824	$35,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$1,000	$6,160
Loans payable-related party	4,440	1,650
Total current liabilities	5,440	7,810

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(35,416)	(11,545)
Total stockholders’ equity	3,384	27,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,824	$35,065

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months and nine months ended March 31, 2011
For the period from January 29, 2010 (Date of Inception) through March 31, 2011

	Three months ended March 31, 2011	Nine months ended March 31, 2011	Period from January 29, 2010 (Inception) to March 31, 2011
General and administrative expenses
Professional fees	$800	$10,425	$16,585
Consulting fees	7,500	7,500	7,500
Impairment expense-mineral property	-	-	3,000
Rent	930	2,790	4,340
Other	1,685	3,156	3,991
Total general and administrative expenses	10,915	23,871	35,416

Net loss	$(10,915)	$(23,871)	$(35,416)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from January 29, 2010 (Date of Inception) through March 31, 2011

	Common stock		Additional paid-	Deficit accumulated during the
	Shares	Amount	in capital	exploration stage	Total
Issuance of common stock for cash at $.001 per share	3,100,000	$3,100	$-	$-	$3,100

Issuance of common stock for cash at $.005 per share	3,250,000	3,250	13,000	-	16,250

Issuance of common stock for cash at $.25 per share	77,800	78	19,372	-	19,450

Net loss for the period	-	-	-	(11,545)	(11,545)

Balance, June 30, 2010	6,427,800	6,428	32,372	(11,545)	27,255

Net loss for the period	-	-	-	(23,871)	(23,871)

Balance, March 31, 2011	6,427,800	$6,428	$32,372	$(35,416)	$3,384

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(A EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2011
For the period from January 29, 2010 (Date of Inception) through March 31, 2011

	Nine months ended March 31, 2011	Period from January 29, 2010 (Inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,871)	$(35,416)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(5,160)	1,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(29,031)	(34,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	2,790	4,440
Proceeds from sale of common stock	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	2,790	43,240

NET INCREASE (DECREASE) IN CASH	(26,241)	8,824
Cash, beginning of period	35,065	0
Cash, end of period	$8,824	$8,824

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2010.  The results of operations for the three months ended March 31, 2011 are not indicative of the results that may be expected for the full year.

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
March 31, 2011,

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

NOTE 2 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $35,416 as of March 31, 2011.  Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern.  Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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
March 31, 2011

NOTE 4- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non- interest bearing and have no specified terms of repayment.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

March 31, 2011
Federal income tax benefit attributable to:
Current Operations	$8,116
Less: valuation allowance	(8,116)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$12,040
Less: valuation allowance	(12,040)
Net deferred tax asset	$-

At March 31, 2011, Queensridge had an unused net operating loss carryover approximating $35,400 that is available to offset future taxable income; it expires beginning in 2030.

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
March 31, 2011

NOTE 7 – COMMITMENTS

Operating Leases

The Company leases its office facilities under a lease which expires February 1, 2012. The monthly rate is $310. The lease is renewable for an additional two year term at the same monthly rate.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended June 30, 2011	$3,720
2012	2,170
Total	$5,890

Rent expense for the three months and nine months ended March 31, 2011 totaled $930 and $ 2,790, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through May 20, 2011, the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Phase II would entail additional sampling on areas of the property not sampled during Phase I, followed by geochemical analyses of the various samples gathered.  The Phase II program will cost approximately $16,767.  We currently anticipate commencing this phase in the late Summer of 2011. We will require some minor additional financing in order complete Phase II of our planned exploration program.  In the alternative, we may conduct a more limited Phase II sampling program than the one originally planned.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

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

Results of operations for the three and nine months ended March 31, 2011, and for the period from January 29, 2010 (date of inception) through March 31, 2011

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $10,915 for the three months ended March 31, 2011.  We incurred expenses and a net loss in the amount of $23,871 for the nine months ended March 31, 2011. We have incurred total expenses and a net loss of $35,416 from inception on January 29, 2010 through March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had current assets in the amount of $8,824 consisting entirely of cash. Our current liabilities as of March 31, 2011, were $5,440. Thus, we had working capital of $3,384 as of March 31, 2011.

We have incurred cumulative net losses of $35,416 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767.  Our cash on hand will not sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses.  Additional financing will therefore be required in order for us to proceed with Phase II.  At this time, we do not have any financing commitments or other arrangements in place.  We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program.  In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Phillip Stromer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

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

Queensridge Mining Resources, Inc.

Date:	May 23, 2011

By:	/s/ Phillip Stromer Phillip Stromer
Title:	President, CEO, and CFO