Form 10-Q
period 2011-09-30
Queensridge Mining Resources, Inc.
filed 2011-11-17
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
___________________________
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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of November 14, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2011 and June 30, 2011 (unaudited);
F-2	Statements of Operations for the three months ended September 30, 2011 and 2010, and period from January 29, 2010 (Inception) to September 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2011and 2010, and period from January 29, 2010 (Inception) to September 30, 2011 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

UNAUDITED BALANCE SHEETS

As of September 30, 2011 and June 30, 2011

	September 30, 2011	June 30, 2011
ASSETS

Current assets
Cash	$6,133	$6,133

Mineral property, net	-0-	-0-

Total assets	$6,133	$35,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$54,247	$51,747
Accrued interest	250	125
Loans payable-related party	6,300	5,370
Total current liabilities	60,797	57,242
Promissory note payable-related party	10,000	10,000
Total liabilities	70,797	67,242

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(103,464)	(99,909)
Total stockholders’ deficit	(64,664)	(61,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,133	$6,133

See accompanying notes to financial statements.

 QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three months ended September 30, 2011 and 2010 (unaudited)

For the period from January 29, 2010 (Date of Inception) through September 30, 2011

	Three months ended September 30, 2011	Three months ended September 30, 2010	Period from January 29, 2010 (Inception) to September 30, 2011

General and administrative expenses
Professional fees	$2,500	$6,625	$67,332
Consulting fees	—	—	11,500
Impairment expense-mineral property	—	—	3,000
Exploration costs	—	—	10,521
Rent	930	930	6,200
Interest on promissory note	125	—	250
Other	—	—	4,661
Total general and administrative expenses	3,555	7,555	103,464

Net loss	$(3,555)	$(7,555)	$(103,464)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three months ended September 30, 2011 and 2010 (unaudited)

For the period from January 29, 2010 (Date of Inception) through September 30, 2011

	Three months ended September 30, 2011	Three months ended September 30, 2010	Period from January 29, 2010 (Inception) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,555)	$(7,555)	$(103,464)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	2,625	(4,660)	54,497

CASH FLOWS USED IN OPERATING ACTIVITIES	(930)	(12,215)	(48,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	930	930	6,300
Promissory note payable-related party	0	0	10,000
Proceeds from sale of common stock	0	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	930	930	55,100

NET INCREASE (DECREASE) IN CASH	0	(11,285)	6,133
Cash, beginning of period	6,133	35,065	0
Cash, end of period	$6,133	$23,780	$6,133

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 – NATURE OF OPERATIONS

Queensridge Mining Resources, Inc. was incorporated in Nevada on January 29, 2010. Queensridge is an exploration stage company and has not yet realized any revenues from its planned operations. Queensridge is currently in the process of acquiring certain mining claims.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2011.  The results of operations for the three months ended September 30, 2011 are not indicative of the results that may be expected for the full year.

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

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $103,464 as of September 30, 2011. Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern. Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 - MINERAL PROPERTY RIGHTS

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

September 30, 2011

NOTE 5- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non- interest bearing and have no specified terms of repayment.

The promissory note payable to a related party bears interest at 5% per annum and is due on April 24, 2013. Interest in the amount of $ 125 was accrued for the period ended September 30, 2011.

NOTE 6 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2011	September 30, 2010
Federal income tax benefit attributable to:
Current Operations	$1,210	$2,570
Less: valuation allowance	(1,210)	(2,570)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$35,180
Less: valuation allowance	(35,180)
Net deferred tax asset	$—

At September 30, 2011, Queensridge had an unused net operating loss carryover approximating $103,465 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 7 – COMMON STOCK

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

September 30, 2011

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases its office facilities under a lease which expires February 1, 2012. The monthly rate is $310. The lease is renewable for an additional two year term at the same monthly rate.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended June 30, 2012	$1,240

Rent expense for the periods ended September 30, 2011 and 2010 totaled $930 and $ 930, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through November 13, 2011, the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

F-7

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

Results of operations for the three months ended September 30, 2011 and 2010, and for the period from January 29, 2010 (date of inception) through September 30, 2011

We have not earned any revenues since the inception of our current business operations, which are in the exploration stage. We incurred expenses and a net loss in the amount of $3,555 for the three months ended September 30, 2011. We incurred expenses and a net loss in the amount of $7,555 for the three months ended September 30, 2010. We have incurred total expenses and a net loss of $103,464 from inception on January 29, 2010 through September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets in the amount of $6,133 consisting entirely of cash. Our current liabilities as of September 30, 2011, were $60,797. Thus, we had a working capital deficit of $54,664 as of September 30, 2011.

We have incurred cumulative net losses of $103,464 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Phillip Stromer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

Item 1A:Risk Factors

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
8

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Queensridge Mining Resources, Inc.

Date:	November 14, 2011

/s/ Phillip Stromer
By:	Phillip Stromer
Title:	President, CEO, and CFO

