Form 10-Q
period 2011-12-31
Queensridge Mining Resources, Inc.
filed 2012-02-21
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

(702) 596-5154
(Registrant’s telephone number)

____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of February 21, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2011 and June 30, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2011 and 2010, and period from January 29, 2010 (Inception) to December 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and period from January 29, 2010 (Inception) to December 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of December 31, 2011 and June 30, 2011

	December 31, 2011	June 30, 2011
ASSETS
Current assets
Cash	$5,033	$6,133
Mineral property, net	-0-	-0-

Total assets	$5,033	$35,065
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$45,397	$51,747
Accrued interest	375	125
Loans payable-related party	7,230	5,370
Total current liabilities	53,002	57,242

Long-term Debt
Promissory note payables-related party	20,000	10,000
Total liabilities	73,002	67,242

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(106,769)	(99,909)
Total stockholders’ deficit	(67,969)	(61,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,033	$6,133

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and six months ended December 31, 2011 and 2010

For the period from January 29, 2010 (Date of Inception) through December 31, 2011

	Three months ended December 31, 2011	Three months ended December 31, 2010	Six months ended December 31, 2011	Six months ended December 31, 2011	Period from January 29, 2010 (Inception) to December 31, 2011
General and administrative expenses
Professional fees	$1,900	$3,000	$4,400	$9,625	$69,232
Consulting fees	—	—	—	—	11,500
Impairment expense-mineral property	—	—	—	—	3,000
Exploration costs	—	—	—	—	10,521
Rent	930	930	1,860	1,860	7,130
Interest on promissory note	125	—	250	—	375
Other	350	1,471	350	1,471	5,011
Total general and administrative expenses	3,305	5,401	6,860	12,956	106,769

Net loss	$(3,305)	$(5,401)	$(6,860)	$(12,956)	$(106,769)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,427,800	6,427,800	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Six months ended December 31, 2011 and 2010

For the period from January 29, 2010 (Date of Inception) through December 31, 2011

	Six months ended December 31, 2011	Six months ended December 31, 2010	Period from January 29, 2010 (Inception) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,860)	$(12,956)	$(106,769)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(6,100)	(5,160)	45,772

CASH FLOWS USED IN OPERATING ACTIVITIES	(12,960)	(18,116)	(60,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	1,860	1,860	7,230
Promissory notes payable-related party	10,000	0	20,000
Proceeds from sale of common stock	0	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	11,860	1,860	66,030

NET INCREASE (DECREASE) IN CASH	(1,100)	(16,256)	5,033
Cash, beginning of period	6,133	35,065	0
Cash, end of period	$5,033	$18,809	$5,033

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – NATURE OF OPERATIONS

Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) was incorporated in Nevada on January 29, 2010. Queensridge is an exploration stage company and has not yet realized any revenues from its planned operations. Queensridge is currently in the process of acquiring certain mining claims.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2011.  The results of operations for the six months ended December 31, 2011 are not indicative of the results that may be expected for the full year.

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

December 31, 2011

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

NOTE 3 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $106,769 as of December 31, 2011. Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern. Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

December 31, 2011

NOTE 5- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non- interest bearing and have no specified terms of repayment.

The promissory note payables in the amount of $10,000 each are due to a related party, bear interest at 5% per annum and are due on due on April 24, 2013 and October 4, 2013.

Total loan principle owed to the related party was $20,000 at December 31, 2011 and $10,000 at June 30, 2011, plus accrued interest of $375 and $125 at December 31, 2011 and June 30, 2011, respectively.

NOTE 6 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2011	December 31, 2010
Federal income tax benefit attributable to:
Current operations	$2,331	$4,405
Less: valuation allowance	(2,331)	(4,405)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2011	June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$36,300	$33,969
Less: valuation allowance	(36,300)	(33,969)
Net deferred tax asset	$—	$0

At December 31, 2011, Queensridge had an unused net operating loss carryover approximating $106,769 that is available to offset future taxable income; it expires beginning in 2030.

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

December 31, 2011

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases its office facilities under a lease which expires February 1, 2012. The monthly rate is $310. The lease is renewable for an additional two year term at the same monthly rate.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended June 30, 2012	$1,240

Rent expense for the periods ended December 31, 2011 and 2010 totaled $1,860 and $ 1,860, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

4

Results of operations for the three and six months ended December 31, 2011 and 2010, and for the period from January 29, 2010 (date of inception) through December 31, 2011

We have not earned any revenues since the inception of our current business operations, which are in the exploration stage. We incurred expenses and a net loss in the amount of $3,305 for the three months ended December 31, 2011, compared to expenses and a net loss of $5,401 for the three months ended December 31, 2010. We incurred expenses and a net loss in the amount of $6,860 for the six months ended December 31, 2011, compared to expenses and a net loss of $12,956 for the six months ended December 31, 2010. We have incurred total expenses and a net loss of $106,769 from inception on January 29, 2010 through December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets in the amount of $5,033 consisting entirely of cash. Our current liabilities as of December 31, 2011, were $53,002. Thus, we had a working capital deficit of $47,969 as of December 31, 2011.

We have incurred cumulative net losses of $106,769 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

5

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Phillip Stromer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011.

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

6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

On October 4, 2011, we borrowed $10,000 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before October 4, 2013.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated October 4, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Queensridge Mining Resources, Inc.

Date:	February 21, 2012

By:	/s/ Phillip Stromer
Title:	President, CEO, and CFO

8