Form 10-K
period 2012-06-30
Queensridge Mining Resources, Inc.
filed 2012-10-11
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,427,800 as of October 9, 2012.

PART I

Item 1. Business

In General

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	$0.1970	$0.1970
March 31, 2012	n/a	n/a
December 31, 2011	n/a	n/a
September 30, 2011	n/a	n/a
Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	n/a	n/a
March 31, 2011	n/a	n/a
December 31, 2010	n/a	n/a
September 30, 2010	n/a	n/a

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

Holders of Our Common Stock

As of October 9, 2012, we had 6,427,800 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended June 30, 2012 and 2011, and for the period from January 29, 2010 (date of inception) through June 30, 2012

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $37,802 for the year ended June 30, 2012. Our expenses consisted of professional fees in the amount of $32,098, rent in the amount of $3,720, general and administrative expenses in the amount of $1,109, and interest in the amount of $875. By comparison, we incurred expenses and a net loss of $88,364 during the fiscal year ended June 30, 2011. Our expenses during the fiscal year ended June 30, 2011 consisted of professional fees in the amount of $58,672, consulting fees of $11,500, mineral exploration costs of $10,521, rent in the amount of $3,720, general and administrative expenses of $3,826, and interest of $125. We have incurred total expenses and a net loss of $137,711 from inception on January 29, 2010 through June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets in the amount of $1,774 consisting entirely of cash. Our current liabilities as of June 30, 2012, were $90,685, consisting primarily of accrued expenses. Thus, we had a working capital deficit of $88,911 as of June 30, 2012.

We have incurred cumulative net losses of $137,711 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $137,711 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2012 and 2011;
F-3	Statements of Operations for the years ended June 30, 2012 and 2011 and for the period from January 29, 2010 (date of inception) through June 30, 2012
F-4	Statement of Stockholders’ Equity (Deficit) for the period from January 29, 2010 (date of inception) through June 30, 2012;
F-5	Statements of Cash Flows for the years ended June 30, 2012 and 2011 and for the period from January 29, 2010 (date of inception) through June 30, 2012
F-6	Notes to Financial Statements
12

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Queensridge Mining Resources, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Queensridge Mining Resources, Inc. as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from January 29, 2010 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queensridge Mining Resources, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from January 29, 2010 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 9, 2012

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS OF JUNE 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,774	$6,133

TOTAL ASSETS	$1,774	$6,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$67,095	$51,747
Accrued interest – related party	1,000	125
Notes payable – related party	10,000	0
Shareholder loans	12,590	5,370
Total Current Liabilities	90,685	57,242

Long – Term Liabilities
Notes payable – related party	10,000	10,000

Total Liabilities	100,685	67,242

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(137,711)	(99,909)
Total Stockholders’ Equity (Deficit)	(98,911)	(61,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,774	$6,133

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO JUNE 30, 2012

	Year ended June 30, 2012	Year ended June 30, 2011	Period from January 29, 2010 (Inception) to June 30, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	32,098	58,672	96,930
Consulting fees	—	11,500	11,500
Impairment expense – mineral properties	—	—	3,000
Exploration costs	—	10,521	10,521
Rent	3,720	3,720	8,990
General and administrative	1,109	3,826	5,770
TOTAL OPERATING EXPENSES	36,927	88,239	136,711

LOSS FROM OPERATIONS	(36,927)	(88,239)	(136,711)

OTHER INCOME (EXPENSE)
Interest expense	(875)	(125)	(1,000)

LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(37,802)	(88,364)	(137,711)

PROVISION FOR FEDERAL INCOME TAX	0	0	0

NET LOSS	$(37,802)	$(88,364)	$(137,711)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF JUNE 30, 2012

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total Stockholders’ Equity
	Shares	Amount	capital	stage	(Deficit)

Inception, January 29, 2010	0	$0	$0	$0	$0

Shares issued to founder for cash	3,100,000	3,100	—	—	3,100

Shares issued for cash	3,250,000	3,250	13,000	—	16,250

Shares issued for cash	77,800	78	19,372	—	19,450

Net loss for the period ended June 30, 2010	—	—	—	(11,545)	(11,545)

Balance, June 30, 2010	6,427,800	6,428	32,372	(11,545)	27,255

Net loss for the year ended June 30, 2011	—	—	—	(88,364)	(88,364)

Balance, June 30, 2011	6,427,800	6,428	32,372	(99,909)	(61,109)

Net loss for the year ended June 30, 2012	—	—	—	(37,802)	(37,802)

Balance, June 30, 2012	6,427,800	$6,428	$32,372	$(137,711)	$(98,911)

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO JUNE 30, 2012

	Year ended June 30, 2012	Year ended June 30, 2011	Period from January 29, 2010 (Inception) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(37,802)	$(88,364)	$(137,711)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in accrued expenses	16,223	45,712	68,095
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,579)	(42,652)	(69,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	7,220	3,720	12,590
Proceeds from notes payable - related party	10,000	10,000	20,000
Proceeds from sale of common stock	0	0	38,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,220	13,720	71,390

NET INCREASE (DECREASE) IN CASH	(4,359)	(28,932)	1,774
Cash, beginning of period	6,133	35,065	0
CASH, END OF PERIOD	$1,774	$6,133	$1,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2012 and 2011 the Company had cash balances totaling $1,774 and $6,133, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, accrued interest – related party, shareholder loans and notes payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

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

JUNE 30, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012 or 2011.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

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

JUNE 30, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – MINERAL PROPERTIES

During the period ended June 30, 2010, the Company electronically staked and recorded a 100% interest in a block of mining claims located in northern Newfoundland, Canada known as the Cutwell Harbour property for $3,000. The mineral properties were found to be unproven and the entire balance of $3,000 was impaired as of June 30, 2010.

Exploration costs totaled $0 and $10,521 for the periods ended June 30, 2012 and 2011, respectively.

NOTE 3 – SHAREHOLDER LOANS

The Company has received advances from a shareholder to help fund operations. The balance of the shareholder loans was $12,590 and $5,370 as of June 30, 2012 and 2011, respectively. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company received two $10,000 loans from a related party during the years ended June 30, 2012 and 2011. The notes bear interest at 5% per annum and are due on April 24, 2013 and October 4, 2013. Interest expense of $875 and $125 was recorded for the years ended June 30, 2012 and 2011, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30:

	2012	2011
Accrued accounting fees	$6,750	$10,750
Accrued legal fees	60,345	40,997
Total accrued expenses	$67,095	$51,747

NOTE 6 – COMMON STOCK

On February 8, 2010, the Company issued 3,100,000 founder shares at $0.001 (par value) for cash totaling $3,100.

On March 29, 2010, the Company issued 3,250,000 shares at $0.005 for cash totaling $16,250.

On May 29, 2010, the Company issued 77,800 shares at $0.25 for cash totaling $19,450.

The Company had 6,427,800 shares of common stock issued and outstanding as of June 30, 2012 and 2011.

The Company has not issued any stock options or warrants as of June 30, 2012.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 7 – INCOME TAXES

From inception through the year ended June 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $137,700 at June 30, 2011, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following as of June 30:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$12,853	$30,044
Less: valuation allowance	(12,853)	(30,044)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$46,822	$33,969
Valuation allowance	(46,822)	(33,969)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS

Operating Lease

The Company leases its office facilities on a month-to-month basis at a rate of $310 per month. Rent expense for the fiscal years ended June 30, 2012 and 2011 totaled $3,720 and $3,720, respectively.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2012.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 9, 2012.

Name	Age	Position(s) and Office(s) Held
Phillip Stromer	51	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

• The appropriate size of our Board of Directors;

• Our needs with respect to the particular talents and experience of our directors;

• The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

• Experience in political affairs;

• Experience with accounting rules and practices; and

• The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of October 9, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip Stromer, CEO, CFO, President, Secretary-Treasurer, & Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 9, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 6,427,800 shares of common stock issued and outstanding on October 9, 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any of our directors or officers;

- Any person proposed as a nominee for election as a director;

- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

- Any of our promoters;

- Any relative or spouse of any of the foregoing persons who has the same house address as such person.

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

2. Our sole officer and largest shareholder, Phillip Stromer, has committed to fund our legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis.  Mr. Stromer’s commitment to fund legal and accounting expenses as needed through additional infusions of equity or debt capital  is not the subject of a formal written agreement with us, but instead consists of  his commitment to us as our founder and controlling shareholder to maintain  our compliance obligations through the future contribution of additional capital if and when needed. In order to ensure our continuing regulatory compliance, Mr. Stromer made this commitment to the company concurrently with the initial filing of our registration statement on Form S-1, on August 12, 2010. There are no limits as to time or dollar amount on Mr. Stromer’s commitment in this regard.

3. Our balance sheet reflects a loan payable to related party in the amount of $12,590.  This sum reflects funds advanced by Mr. Stromer on behalf of the company.  There is no written agreement or any specific unwritten agreement regarding the terms of our repayment of these funds. Our obligation to repay these funds is unsecured, does not bear any interest, and has no specific due date for repayment.

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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2012	$5,750	$4,600	$750	—
June 30, 2011	$5,500	$4,500	$750	—
19

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	Promissory Note dated April 24, 2011(2)
10.2	Promissory Note dated October 4, 2011(3)
23.1	Consent Of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed August 12, 2010.
(2)	Incorporated by reference to Annual Report on Form 10-K for the year ended June 30, 2011, filed on October 13, 2011
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 21, 2012

**Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Queensridge Mining Resources, Inc.

By:	/s/ Philip Stromer
Philip Stromer
Title:	President
Date:	October 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Philip Stromer
Philip Stromer
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	October 10, 2012

