Form 10-Q
period 2012-09-30
Queensridge Mining Resources, Inc.
filed 2012-11-19
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of November 13, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2012 and June 30, 2012 (unaudited);
F-2	Statements of Operations for the three months ended September 30, 2012 and 2011, and period from January 29, 2010 (Inception) to September 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and period from January 29, 2010 (Inception) to September 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of September 30, 2012 and June 30, 2012

	September 30, 2012	June 30, 2012
ASSETS

Current assets
Cash	$1,509	$1,774

Mineral property, net	-0-	-0-

Total assets	$1,509	$1,774

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$64,095	$67,095
Accrued interest – related party	1,278	1,000
Notes payable – related party	10,000	10,000
Shareholder loans	13,520	12,590
Total current liabilities	88,893	90,685

Long-term Debt
Notes payable – related party	15,485	10,000
Total liabilities	104,378	100,685

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(141,669)	(137,711)
Total stockholders’ equity (deficit)	(102,869)	(98,911)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509	$1,774

See accompanying notes to financial statements.

F-1

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three months ended September 30, 2012 and 2011 (unaudited)

For the period from January 29, 2010 (Date of Inception) through September 30, 2012

	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Period from January 29, 2010 (Inception) to September 30, 2012

General and administrative expenses
Professional fees	$2,750	$2,500	$99,680
Consulting fees	—	—	11,500
Impairment expense-mineral property	—	—	3,000
Exploration costs	—	—	10,521
Rent	930	930	9,920
Interest on promissory notes	278	125	1,278
Other	—	—	5,770
Total general and administrative expenses	3,958	3,555	141,669

Net loss	$(3,958)	$(3,555)	$(141,669)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	6,427,800	6,427,800

See accompanying notes to financial statements.

F-2

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Three months ended September 30, 2012 and 2011

For the period from January 29, 2010 (Date of Inception) through September 30, 2012

	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from January 29, 2010 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,958)	$(3,555)	$(141,669)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(2,722)	2,625	65,373

CASH FLOWS USED IN OPERATING ACTIVITIES	(6,680)	(930)	(76,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	930	930	13,520
Promissory notes payable-related party	5,485	0	25,485
Proceeds from sale of common stock	0	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	6,415	930	77,805

NET INCREASE (DECREASE) IN CASH	(265)	0	1,509
Cash, beginning of period	1,774	6,133	0
Cash, end of period	$1,509	$6,133	$1,509

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

F-3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

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

F-4

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

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

NOTE 3 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $141,669 as of September 30, 2012. Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern. Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 - MINERAL PROPERTY RIGHTS

During the period ended June 30, 2010, the Company electronically staked and recorded a 100% interest in a block of mining claims located in northern Newfoundland, Canada known as the Cutwell Harbour property for $3,000. The mineral properties were found to be unproven and the entire balance of $3,000 was impaired as of June 30, 2010.

F-5

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

NOTE 5- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non- interest bearing and have no specified terms of repayment. The original promissory note payables in the amount of $10,000 each are due to a related party, bear interest at 5% per annum and are due on due on April 24, 2013 and October 4, 2013.

During the period ended September 30, 2012, the Company received proceeds from promissory notes of $3,500 and $1,985 from a related party, bearing interest at 5% and due August 29, 2014 and August 14, 2014 respectively.

Total loan principle owed to the related party was $25,485 at September 30, 2012 and $20,000 at June 30, 2012, plus accrued interest of $1,278 and $1,000 at September 30, 2012 and June 30, 2012, respectively.

NOTE 6 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2012	September 30, 2011
Federal income tax benefit attributable to:
Current operations	$1,346	$1,210
Less: valuation allowance	(1,346)	(1,210)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	June 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$48,168	$46,822
Less: valuation allowance	(48,168)	(46,822)
Net deferred tax asset	$—	$0

At September 30, 2012, Queensridge had an unused net operating loss carryover approximating $141,700 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 7 – COMMON STOCK

At inception, Queensridge issued 3,100,000 shares of stock at $0.001 to its founding shareholder for $3,100 cash.

During the period ended June 30, 2010, Queensridge issued 3,250,000 shares of stock at $0.005 for $16,250 cash.

During the period ended June 30, 2010, Queensridge issued 77,800 shares of stock at $0.25 for $19,450 cash.

F-6

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases its office facilities on a month-to-month basis at a rate of $310 per month. Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended June 30, 2013	$3,720
Year ended June 30, 2014	$3,720

Rent expense for the periods ended September 30, 2012 and 2011 totaled $930 and $930, respectively.

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

4

Results of operations for the three months ended September 30, 2012 and 2011, and for the period from January 29, 2010 (date of inception) through September 30, 2012

We have not earned any revenues since the inception of our current business operations, which are in the exploration stage. We incurred expenses and a net loss in the amount of $3,958 for the three months ended September 30, 2012, compared to expenses and a net loss of $3,555 for the three months ended September 30, 2011. We have incurred total expenses and a net loss of $141,669 from inception on January 29, 2010 through September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had current assets in the amount of $1,509 consisting entirely of cash. Our current liabilities as of September 30, 2012, were $88,893. Thus, we had a working capital deficit of $87,384 as of September 30, 2011.

We have incurred cumulative net losses of $141,669 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Phillip Stromer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 14, 2012, we borrowed $1,985 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before August 14, 2014.

On August 29, 2012, we borrowed $3,500 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before August 29, 2014.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated August 14, 2012
10.2	Promissory Note dated August 29, 2012
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Queensridge Mining Resources, Inc.

Date:	November 19, 2012

By:	/s/ Philip Stromer
Phillip Stromer
Title:	President, CEO, and CFO

8