Form 10-Q
period 2013-03-31
Queensridge Mining Resources, Inc.
filed 2013-05-20
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of May 17, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2013 and June 30, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2013 and 2012, and period from January 29, 2010 (Inception) to March 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and period from January 29, 2010 (Inception) to March 31, 2013 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of March 31, 2013 and June 30, 2012

	March 31, 2013	June 30, 2012
ASSETS

Current assets
Cash	$202	$1,774

Mineral property, net	-0-	-0-

Total assets	$202	$1,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$67,045	$67,095
Accrued interest – related party	1,915	1,000
Notes payable – related party	20,000	10,000
Shareholder loans	15,380	12,590
Total current liabilities	104,340	90,685

Long-term Debt
Notes payable – related party	6,485	10,000
Total liabilities	110,825	100,685

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(149,423)	(137,711)
Total stockholders’ deficit	(110,623)	(98,911)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$202	$1,774

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and nine months ended March 31, 2013 and 2012 (unaudited)

For the period from January 29, 2010 (Date of Inception) through March 31, 2013

	Three Months ended March 31, 2013	Three Months ended March 31, 2012	Nine Months ended March 31, 2013	Nine Months ended March 31, 2012	Period from January 29, 2010 (Inception) to March 31, 2013
General and administrative expenses
Professional fees	$2,600	$1,500	$7,350	$5,900	$104,280
Consulting fees	—	—	—	—	11,500
Impairment expense-mineral property	—	—	—	—	3,000
Exploration costs	—	—	—	—	10,521
Rent	930	930	2,790	2,790	11,780
Interest on promissory notes	318	125	915	375	1,915
Other	607	725	657	1,075	6,427
Total general and administrative expenses	4,455	3,280	11,712	10,140	149,423

Net loss	$(4,455)	$(3,280)	$(11,712)	$(10,140)	$(149,423)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	6,427,800	6,427,800	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended March 31, 2013 and 2012

For the period from January 29, 2010 (Date of Inception) through March 31, 2013

	Nine months ended March 31, 2013	Nine months ended March 31, 2012	Period from January 29, 2010 (Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,712)	$(10,140)	$(149,423)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	865	(5,875)	68,960

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,847)	(16,015)	(80,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	2,790	2,790	15,380
Promissory notes payable-related party	6,485	10,000	26,485
Proceeds from sale of common stock	0	0	38,800
CASH FLOWS FROM FINANCING ACTIVITIES	9,275	12,790	80,665

NET INCREASE (DECREASE) IN CASH	(1,572)	(3,225)	202
Cash, beginning of period	1,774	6,133	0
Cash, end of period	$202	$2,908	$202

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

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

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” (ASC 220-10), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

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

NOTE 3 - GOING CONCERN

Queensridge has recurring losses and has a deficit accumulated during the exploration stage of $149,423 as of March 31, 2013. Queensridge's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Queensridge has no current source of revenue. Without realization of additional capital, it would be unlikely for Queensridge to continue as a going concern. Queensridge's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Queensridge's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

March 31, 2013

NOTE 5- LOANS PAYABLE RELATED PARTY

The loans payable to a related party are non-interest bearing and have no specified terms of repayment. The original promissory note payables in the amount of $10,000 each are due to a related party, bear interest at 5% per annum and are due on due on April 24, 2013 and October 4, 2013.

During the period ended December 31, 2012, the Company received proceeds from promissory notes of $3,500 and $1,985 from a related party, bearing interest at 5% and due August 29, 2014 and August 14, 2014 respectively. During the period ended March 31, 2013, the Company received proceeds from a related party in the amount of $ 1,000, bearing interest at 5% and due March 19, 2015.

Total loan principle owed to the related party was $26,485 at March 31, 2013 and $20,000 June 30, 2012, plus accrued interest of $1,915 and $1,000 at March 31, 2013 and June 30, 2012, respectively.

NOTE 6 – INCOME TAXES

The provision for Federal income tax consists of the following:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current operations	$3,982	$3,448
Less: valuation allowance	(3,982)	(3,448)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	June 30,
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$50,804	$46,822
Less: valuation allowance	(50,804)	(46,822)
Net deferred tax asset	$—	$0

At March 31, 2013, Queensridge had an unused net operating loss carryover approximating $149,425 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 7 – COMMON STOCK

At inception, Queensridge issued 3,100,000 shares of stock at $0.001 to its founding shareholder for $3,100 cash.

During the period ended June 30, 2010, Queensridge issued 3,250,000 shares of stock at $0.005 for $16,250 cash.

During the period ended June 30, 2010, Queensridge issued 77,800 shares of stock at $0.25 for $19,450 cash.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases its office facilities from a director on a month-to-month basis at a rate of $310 per month. Rent expense for the nine months ended March 31, 2013 and 2012 totaled $2,790 and $2,790, respectively.

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

4

Results of operations for the three and nine months ended March 31, 2013 and 2012, and for the period from January 29, 2010 (date of inception) through March 31, 2013

We have not earned any revenues since the inception of our current business operations, which are in the exploration stage. We incurred expenses and a net loss in the amount of $4,455 for the three months ended March 31, 2013, compared to expenses and a net loss of $3,280 for the three months ended March 31, 2012. We incurred expenses and a net loss in the amount of $11,712 for the nine months ended March 31, 2013, compared to expenses and a net loss of $10,140 for the nine months ended March 31, 2012. We have incurred total expenses and a net loss of $149,423 from inception on January 29, 2010 through March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had current assets in the amount of $202 consisting entirely of cash. Our current liabilities as of March 31, 2013, were $104,340. Thus, we had a working capital deficit of $104,138 as of March 31, 2013.

We have incurred cumulative net losses of $149,423 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Phillip Stromer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 19, 2013, we borrowed $1,000 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before March 19, 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated March 19, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Queensridge Mining Resources, Inc.

Date:	May 20, 2013

By:	/s/ Phillip Stromer
Phillip Stromer
Title:	President, CEO, and CFO

8