Form 10-K
period 2013-06-30
Queensridge Mining Resources, Inc.
filed 2013-10-15
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $655,576 as of December 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,427,800 as of October 14, 2013.

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

We hold a 100% interest in the Cutwell Harbour mineral claims located in northern Newfoundland, Canada.    Our ownership in the Cutwell Harbor claims was electronically staked and recorded under the electronic mineral claim staking and recording procedures of the Online Mineral Claims Staking System administered by the Department of Natural Resources, Government of Newfoundland and Labrador, Canada.  A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record.  There is no formal agreement between us and/or our subsidiary and the Government of Newfoundland and Labrador.

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

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	$0.1970	$0.1970
March 31, 2013	$0.1970	$0.1970
December 31, 2012	$0.1970	$0.1970
September 30, 2012	$0.1970	$0.1970

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	$0.1970	$0.1970
March 31, 2012	n/a	n/a
December 31, 2011	n/a	n/a
September 30, 2011	n/a	n/a

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

Holders of Our Common Stock

As of October 14, 2013, we had 6,427,800 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended June 30, 2013 and 2012, and for the period from January 29, 2010 (date of inception) through June 30, 2013

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $49,174 for the year ended June 30, 2013. Our expenses consisted of professional fees in the amount of $47,236, general and administrative expenses in the amount of $669, and interest in the amount of $1,269. By comparison, we incurred expenses and a net loss of $37,802 during the fiscal year ended June 30, 2012. Our expenses during the fiscal year ended June 30, 2012 consisted of professional fees in the amount of $32,098, rent of $3,720, general and administrative expenses of $1,109, and interest of $875. We have incurred total expenses and a net loss of $186,885 from inception on January 29, 2010 through June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets in the amount of $2,089 consisting entirely of cash. Our current liabilities as of June 30, 2013, were $120,189, consisting primarily of accrued expenses. Thus, we had a working capital deficit of $118,100 as of June 30, 2013.

We have incurred cumulative net losses of $186,885 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program. In the event that additional equity or debt financing cannot be obtained, we may consider performing a more limited Phase II exploration program in order to meet the constraints posed by our available capital resources.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $186,885 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2013 and 2012;
F-3	Statements of Operations for the years ended June 30, 2013 and 2012 and for the period from January 29, 2010 (date of inception) through June 30, 2013
F-4	Statement of Stockholders’ Equity (Deficit) as of June 30, 2013;
F-5	Statements of Cash Flows for the years ended June 30, 2013 and 2012 and for the period from January 29, 2010 (date of inception) through June 30, 2013
F-6	Notes to Financial Statements
12

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Queensridge Mining Resources, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Queensridge Mining Resources, Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from January 29, 2010 (inception) through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queensridge Mining Resources, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period from January 29, 2010 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 14, 2013

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS OF JUNE 30, 2013 AND 2012

	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$2,089	$1,774

TOTAL ASSETS	$2,089	$1,774

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$105,330	$67,095
Accrued interest – related party	2,269	1,000
Notes payable – related party	—	10,000
Shareholder loans	12,590	12,590
Total Current Liabilities	120,189	90,685
Long – Term Liabilities
Notes payable – related party	29,985	10,000
Total Liabilities	150,174	100,685

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(186,885)	(137,711)
Total Stockholders’ Equity (Deficit)	(148,085)	(98,911)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,089	$1,774

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO JUNE 30, 2013

	Year ended June 30, 2013	Year ended June 30, 2012	Period from January 29, 2010 (Inception) to June 30, 2013

REVENUES	$ -	$ -	$-

OPERATING EXPENSES
Professional fees	47,236	32,098	144,166
Consulting fees	—	—	11,500
Impairment expense – mineral properties	—	—	3,000
Exploration costs	—	—	10,521
Rent	—	3,720	8,990
General and administrative	669	1,109	6,439
TOTAL OPERATING EXPENSES	47,905	36,927	184,616

LOSS FROM OPERATIONS	(47,905)	(36,927)	(184,616)

OTHER INCOME (EXPENSE)
Interest expense	(1,269)	(875)	(2,269)

LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(49,174)	(37,802)	(186,885)

PROVISION FOR FEDERAL INCOME TAX	—	—	—

NET LOSS	$(49,174)	$(37,802)	$(186,885)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF JUNE 30, 2013

	Common stock Shares	Common stock Amount	Additional paid-in capital	Deficit accumulated during the exploration stage	Total Stockholders’ Equity (Deficit)
Inception, January 29, 2010	—	$—	$—	$—	$—
Shares issued to founder for cash	3,100,000	3,100	—	—	3,100
Shares issued for cash	3,250,000	3,250	13,000	—	16,250
Shares issued for cash	77,800	78	19,372	—	19,450
Net loss for the period ended June 30, 2010	—	—	—	(11,545)	(11,545)
Balance, June 30, 2010	6,427,800	6,428	32,372	(11,545)	27,255
Net loss for the year ended June 30, 2011	—	—	—	(88,364)	(88,364)
Balance, June 30, 2011	6,427,800	6,428	32,372	(99,909)	(61,109)
Net loss for the year ended June 30, 2012	—	—	—	(37,802)	(37,802)
Balance, June 30, 2012	6,427,800	6,428	32,372	(137,711)	(98,911)
Net loss for the year ended June 30, 2013	—	—	—	(49,174)	(49,174)
Balance, June 30, 2013	6,427,800	$6,428	$32,372	$(186,885)	$(148,085)

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO JUNE 30, 2013

	Year ended June 30, 2013	Year ended June 30, 2012	Period from January 29, 2010 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(49,174)	$(37,802)	$(186,885)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in accrued expenses	39,504	16,223	107,599
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,670)	(21,579)	(79,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	—	7,220	12,590
Proceeds from notes payable - related party	9,985	10,000	29,985
Proceeds from sale of common stock	—	—	38,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,985	17,220	81,375
NET INCREASE (DECREASE) IN CASH	315	(4,359)	2,089
Cash, beginning of period	1,774	6,133	—
CASH, END OF PERIOD	$2,089	$1,774	$2,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013 and 2012 the Company had cash balances totaling $2,089 and $1,774, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

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

JUNE 30, 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013 or 2012.

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

JUNE 30, 2013

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

Exploration costs totaled $0 and $0 for the periods ended June 30, 2013 and 2012, respectively.

NOTE 3 – SHAREHOLDER LOANS

The Company has received advances from a shareholder to help fund operations. The balance of the shareholder loans was $12,590 and $12,590 as of June 30, 2013 and 2012, respectively. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company amended two $10,000 loans from a related party during the years ended June 30, 2013 and 2012. The notes bear interest at 5% per annum and are now due on April 24, 2015 and October 4, 2015. The Company received four new loans from a related party during the years ended June 30, 2013 and 2012. The notes bear interest at 5% and consist of the following:

	Note Amount	Issue Date	Maturity Date
PKS Trust	$ 10,000	4/24/11	4/24/15
PKS Trust	$ 10,000	10/4/11	10/4/15
PKS Trust	$ 1,985	8/14/12	8/14/14
PKS Trust	$ 3,500	8/29/12	8/29/14
PKS Trust	$ 1,000	3/19/13	3/19/15
PKS Trust	$ 3,500	5/13/13	5/13/15
Total notes payable	$ 29,985

Interest expense of $1,269 and $875 was recorded for the years ended June 30, 2013 and 2012, respectively.

Maturities as of June 30,	Total
2014	—
2015	19,985
2016	10,000
2017	—
2018	—
Total notes payable	$29,985

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30:

	2013	2012
Accrued accounting fees	$10,500	$6,750
Accrued legal fees	94,045	60,345
Accrued transfer agent fees	785	—
Total accrued expenses	$105,330	$67,095

NOTE 6 – COMMON STOCK

On February 8, 2010, the Company issued 3,100,000 founder shares at $0.001 (par value) for cash totaling $3,100.

On March 29, 2010, the Company issued 3,250,000 shares at $0.005 for cash totaling $16,250.

On May 29, 2010, the Company issued 77,800 shares at $0.25 for cash totaling $19,450.

The Company had 6,427,800 shares of common stock issued and outstanding as of June 30, 2013 and 2012.

The Company has not issued any stock options or warrants as of June 30, 2013.

NOTE 7 – INCOME TAXES

From inception through the year ended June 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $186,900 at June 30, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following as of June 30:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$16,719	$12,853
Less: valuation allowance	(16,719)	(12,853)
Net provision for Federal income tax	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$50,688	$46,822
Valuation allowance	(50,688)	(46,822)
Net deferred tax asset	$—	$—

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 7 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS

Operating Lease

The Company’s office lease expired in 2012. An officer currently provides office facilities to the Company free of charge. Rent expense for the fiscal years ended June 30, 2013 and 2012 totaled $0 and $3,720, respectively.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2013.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 14, 2013.

Name	Age	Position(s) and Office(s) Held
Phillip Stromer	52	President, Chief Executive Officer, Chief Financial Officer, and Director

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

When evaluating director nominees, our directors consider the following factors:

·	The appropriate size of our Board of Directors;
·	Our needs with respect to the particular talents and experience of our directors;
·	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
·	Experience in political affairs;
·	Experience with accounting rules and practices; and
·	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of October 14, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip Stromer, CEO, CFO, President, Secretary-Treasurer, Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 14, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 6,427,800 shares of common stock issued and outstanding on October 14, 2013.

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

1. We were party to a Commercial Lease Agreement with the PKS Trust, an entity for which our sole officer and director, Phillip Stromer, is a Trustee. Under the Commercial Lease Agreement, we rented certain square footage at 912 Sir James Bridge Way, Las Vegas, Nevada 89145 for use as our executive offices at a rate of $310.00 per month. We entered into the Commercial Lease Agreement on February 1, 2010. The Lease expired in 2012 and Mr. Stromer currently provides us with office space free of charge.

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

4. On April 24, 2011, we borrowed the sum of $10,000 from our sole officer and director under a Promissory Note. The Note bears annual interest at the rate of five percent (5%), with all principal and interest was originally due on or before April 24, 2013. On October 4, 2013, we amended the terms of this Note so that it is now due on or before April 24, 2015.

5. On October 4, 2011, we borrowed $10,000 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before October 4, 2013. On October 4, 2013, we amended the terms of this Note so that it is now due on or before April 24, 2015.

6. On August 14, 2012, we borrowed $1,985 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before August 14, 2014.

7. On August 29, 2012, we borrowed $3,500 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before August 29, 2014.

8. On March 19, 2013, we borrowed $1,000 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before March 19, 2015.

9. On May 13, 2013, we borrowed $3,500 from our sole officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before May 13, 2015.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterlies for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2013	$5,800	$4,950	-	-
June 30, 2012	$5,750	$4,600	$750	--
19

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	Promissory Note dated April 24, 2011(2)
10.2	Promissory Note dated October 4, 2011(3)
10.3	Promissory Note dated August 14, 2012(4)
10.4	Promissory Note dated August 29, 2012(4)
10.5	Promissory Note dated March 19, 2013(5)
10.6	Promissory Note dated May 13, 2013
10.7	Amendment to Promissory Note dated April 24, 2011
10.8	Amendment to Promissory Note dated October 4, 2011
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed August 12, 2010.
(2)	Incorporated by reference to Annual Report on Form 10-K for the year ended June 30, 2011, filed on October 13, 2011
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 21, 2012
(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 19, 2012
(5)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 20, 2013

**Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Queensridge Mining Resources, Inc.

By:	/s/ Philip Stromer
Philip Stromer
Title:	President
Date:	October 15, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Philip Stromer
Philip Stromer
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	October 15, 2013

