Form 10-Q
period 2013-12-31
Queensridge Mining Resources, Inc.
filed 2014-02-19
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-168775

Queensridge Mining Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1830013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10975 East 47th Avenue, Denver, Colorado 80239
(Address of principal executive offices)

(303) 406-2220
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of February 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2013 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2013 and 2012, and period from January 29, 2010 (Inception) to December 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and period from January 29, 2010 (Inception) to December 31, 2013 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF DECEMBER 31, 2013 AND 2012

ASSETS	December 31, 2013	June 30, 2013
Current Assets
Cash and cash equivalents	$15	$2,089
TOTAL ASSETS	$15	$2,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$96,031	$105,330
Accrued interest – related party	3,186	2,269
Notes payable – related party	—	—
Shareholder loans	12,590	12,590
Total Current Liabilities	111,807	120,189

Long – Term Liabilities
Notes payable – related party	42,382	29,985
Total Liabilities	154,189	150,174

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(192,974)	(186,885)
Total Stockholders’ Equity (Deficit)	(154,174)	(148,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15	$2,089

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO DECEMBER 31, 2013

	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from January 29, 2010 (Inception) to December 31, 2013
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	2,150	2,000	4,300	4,750	148,466
Consulting fees	—	—	—	—	11,500
Impairment expense – mineral properties	—	—	—	—	3,000
Exploration costs	—	—	—	—	10,521
Rent	—	930	—	1,860	8,990
General and administrative	786	50	872	50	7,311
TOTAL OPERATING EXPENSES	2,936	2,980	5,172	6,660	189,788

LOSS FROM OPERATIONS	(2,936)	(2,980)	(5,172)	(6,660)	(189,788)

OTHER INCOME (EXPENSE)
Interest expense	(509)	(319)	(917)	(597)	(3,186)

LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(3,445)	(3,299)	(6,089)	(7,257)	(192,974)

PROVISION FOR FEDERAL INCOME TAX	—	—	—	—	—

NET LOSS	$(3,445)	$(3,299)	$(6,089)	$(7,257)	$(192,974)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	6,427,800	6,427,800	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO DECEMBER 31, 2013

	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from January 29, 2010 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(6,089)	$(7,257)	$(192,974)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase (decrease) in accrued expenses	(8,382)	(403)	99,217
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,471)	(7,660)	(93,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	—	1,860	12,590
Proceeds from notes payable - related party	12,397	5,485	42,382
Proceeds from sale of common stock	—	—	38,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,397	7,345	93,772

NET INCREASE (DECREASE) IN CASH	(2,074)	(315)	15
Cash, beginning of period	2,089	1,774	—
CASH, END OF PERIOD	$15	$1,459	$15

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2013.  The results of operations for the six months ended December 31, 2013 are not indicative of the results that may be expected for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a June 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2013 and June 30, 2013 the Company had cash balances totaling $15 and $2,089, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2013, there have been no interest or penalties incurred on income taxes.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013 or 2012.

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

DECEMBER 31, 2013

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

Exploration costs totaled $0 and $0 for the periods ended December 31, 2013 and 2012, respectively.

NOTE 3 – SHAREHOLDER LOANS

The Company has received advances from a shareholder to help fund operations. The balance of the shareholder loans was $12,590 and $12,590 as of December 31, 2013 and June 30, 2013, respectively. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company amended two $10,000 loans from a related party during the years ended June 30, 2013, 2013 and 2012. The notes bear interest at 5% per annum and are now due on April 24, 2015 and October 4, 2015. The notes bear interest at 5% and consist of the following:

	Note Amount	Issue Date	Maturity Date
PKS Trust	$10,000	4/24/11	4/24/15
PKS Trust	$10,000	10/4/11	10/4/15
PKS Trust	$1,985	8/14/12	8/14/14
PKS Trust	$3,500	8/29/12	8/29/14
PKS Trust	$1,000	3/19/13	3/19/15
PKS Trust	$3,500	5/13/13	5/13/15
PKS Trust	$5,700	08/22/13	8/22/15
PKS Trust	$4,000	09/25/13	9/25/15
PKS Trust	$3,000	11/18/13	11/18/15
Total notes payable	$42,685

During the period ended December 31, 2013, the Company repaid $303 of the principal amounts of the loans payable.

Interest expense of $917 and $597 was recorded for the six month periods ended December 31, 2013 and 2012, respectively.

Maturities as of June 30,	Total
2014	—
2015	29,382
2016	13,000
2017	—
2018	—
Total notes payable	$42,382

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 and June 30, 2013:

	December 31, 2013	June 30, 2013
Accrued accounting fees	$2,650	$10,500
Accrued legal fees	93,381	94,045
Accrued transfer agent fees		785
Total accrued expenses	$96,031	$105,330

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – COMMON STOCK

On February 8, 2010, the Company issued 3,100,000 founder shares at $0.001 (par value) for cash totaling $3,100.

On March 29, 2010, the Company issued 3,250,000 shares at $0.005 for cash totaling $16,250.

On May 29, 2010, the Company issued 77,800 shares at $0.25 for cash totaling $19,450.

The Company had 6,427,800 shares of common stock issued and outstanding as of December 31, 2013 and 2012.

The Company has not issued any stock options or warrants as of December 31, 2013.

NOTE 7 – INCOME TAXES

From inception through the year ended December 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $192,974 at December 31, 2013, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the six months ended December 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$2,070	$2,467
Less: valuation allowance	(2,070)	(2,467)
Net provision for Federal income tax	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows :

	December 31, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$52,758	$50,688
Valuation allowance	(52,758)	(50,688)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 – COMMITMENTS

Operating Lease

The Company’s office lease expired in 2012. An officer currently provides office facilities to the Company free of charge. Rent expense for the fiscal periods ended December 31, 2013 and 2012 totaled $0 and $1,860, respectively.

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

4

Results of operations for the three and six months ended December 31, 2013 and 2012, and for the period from January 29, 2010 (date of inception) through December 31, 2013

We have not earned any revenues since the inception of our current business operations, which are in the exploration stage. We incurred expenses and a net loss in the amount of $3,445 for the three months ended December 31, 2013, compared to expenses and a net loss of $3,299 for the three months ended December 31, 2012. We incurred expenses and a net loss in the amount of $6,089 for the six months ended December 31, 2013, compared to expenses and a net loss of $7,257 for the six months ended December 31, 2012. We have incurred total expenses and a net loss of $192,974 from inception on January 29, 2010 through December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had current assets in the amount of $15 consisting entirely of cash. Our current liabilities as of December 31, 2013, were $111,807. Thus, we had a working capital deficit of $111,792 as of December 31, 2013.

We have incurred cumulative net losses of $192,974 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jerry Chatel. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 18, 2013, we borrowed $3,000 from our former officer and director, Phillip Stromer, under a Promissory Note. The note bears interest at a rate of five percent (5%) per year, with all principal and interest due on or before November 18, 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated November 18, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Queensridge Mining Resources, Inc.

Date:	February 18, 2014

By:	/s/ Jerry M. Chatel
Jerry M. Chatel
Title:	President, CEO, and CFO

8