Form 10-Q
period 2014-03-31
Queensridge Mining Resources, Inc.
filed 2014-05-20
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

(303) 406-2220
(Registrant’s telephone number)
____________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,427,800 as of May 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2014 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2014 and 2013, and period from January 29, 2010 (Inception) to March 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, and period from January 29, 2010 (Inception) to March 31, 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2014 AND JUNE 30, 2013

	March 31, 2014	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,089
TOTAL ASSETS	$—	$2,089
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$107,404	$105,330
Accrued interest – related party	3,716	2,269
Notes payable – related party	—	—
Shareholder loans	12,590	12,590
Total Current Liabilities	123,710	120,189
Long – Term Liabilities
Notes payable – related party	42,382	29,985
Total Liabilities	166,092	150,174
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit accumulated during the exploration stage	(204,892)	(186,885)
Total Stockholders’ Equity (Deficit)	(166,092)	(148,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$2,089

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND

FOR THE PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO MARCH 31, 2014

	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from January 29, 2010 (Inception) to March 31, 2014
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES
Professional fees	11,374	2,600	15,674	7,350	159,840
Consulting fees	—	—	—	—	11,500
Impairment expense – mineral properties	—	—	—	—	3,000
Exploration costs	—	—	—	—	10,521
Rent	—	930	—	2,790	8,990
General and administrative	13	607	886	657	7,325
TOTAL OPERATING EXPENSES	11,387	4,137	16,560	10,797	201,176
LOSS FROM OPERATIONS	(11,387)	(4,137)	(16,560)	(10,797)	(201,176)
OTHER INCOME (EXPENSE)
Interest expense	(530)	(318)	(1,447)	(915)	(3,716)
LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(11,917)	(4,455)	(18,007)	(11,712)	(204,892)
PROVISION FOR FEDERAL INCOME TAX	—	—	—	—	—
NET LOSS	$(11,917)	$(4,455)	$(18,007)	$(11,712)	$(204,892)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	6,427,800	6,427,800	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND THE

PERIOD FROM JANUARY 29, 2010 (INCEPTION) TO MARCH 31, 2014

	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from January 29, 2010 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(18,007)	$(11,712)	$(204,892)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase (decrease) in accrued expenses	3,521	865	111,120
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,486)	(10,847)	(93,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	—	2,790	12,590
Proceeds from notes payable - related party	12,397	6,485	42,382
Proceeds from sale of common stock	—	—	38,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,397	9,275	93,772
NET INCREASE (DECREASE) IN CASH	(2,089)	(1,572)	—
Cash, beginning of period	2,089	1,774	—
CASH, END OF PERIOD	$—	$202	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

 See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Queensridge Mining Resources, Inc. (“Queensridge” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2013.  The results of operations for the nine months ended March 31, 2014 are not indicative of the results that may be expected for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a June 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2014 and June 30, 2013 the Company had cash balances totaling $0 and $2,089, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2014, there have been no interest or penalties incurred on income taxes.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014 or 2013.

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

MARCH 31, 2014

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

Exploration costs totaled $0 and $0 for the periods ended March 31, 2014 and 2013, respectively.

NOTE 3 – SHAREHOLDER LOANS

The Company has received advances from a shareholder to help fund operations. The balance of the shareholder loans was $12,590 and $12,590 as of March 31, 2014 and June 30, 2013, respectively. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company amended two $10,000 loans from a related party during the years ended June 30, 2013, 2013 and 2012. The notes bear interest at 5% per annum and are now due on April 24, 2015 and October 4, 2015. The notes bear interest at 5% and consist of the following:

	Note Amount	Issue Date	Maturity Date
PKS Trust	$10,000	4/24/11	4/24/15
PKS Trust	$10,000	10/4/11	10/4/15
PKS Trust	$1,985	8/14/12	8/14/14
PKS Trust	$3,500	8/29/12	8/29/14
PKS Trust	$1,000	3/19/13	3/19/15
PKS Trust	$3,500	5/13/13	5/13/15
PKS Trust	$5,700	08/22/13	8/22/15
PKS Trust	$4,000	09/25/13	9/25/15
PKS Trust	$3,000	11/18/13	11/18/15
Total notes payable	$42,685

During the period ended March 31, 2014, the Company repaid $303 of the principal amounts of the loans payable.

Interest expense of $1,447 and $915 was recorded for the nine month periods ended March 31, 2014 and 2013, respectively.

Maturities as of June 30,	Total
2014	—
2015	29,682
2016	12,700
2017	—
2018	—
Total notes payable	$42,382

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Accrued accounting fees	$4,800	$10,500
Accrued legal fees	102,604	94,045
Accrued transfer agent fees	—	785
Total accrued expenses	$107,404	$105,330

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – COMMON STOCK

On February 8, 2010, the Company issued 3,100,000 founder shares at $0.001 (par value) for cash totaling $3,100.

On March 29, 2010, the Company issued 3,250,000 shares at $0.005 for cash totaling $16,250.

On May 29, 2010, the Company issued 77,800 shares at $0.25 for cash totaling $19,450.

The Company had 6,427,800 shares of common stock issued and outstanding as of March 31, 2014 and June 30, 2013.

The Company has not issued any stock options or warrants as of March 31, 2014.

NOTE 7 – INCOME TAXES

From inception through the year ended March 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $204,892 at March 31, 2014, and will expire beginning in the year 2030.

The provision for Federal income tax consists of the following for the nine months ended March 31:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$6,122	$3,982
Less: valuation allowance	(6,122)	(3,982)
Net provision for Federal income tax	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows :

	March 31, 2014	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$69,663	$63,541
Valuation allowance	(69,663)	(63,541)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

QUEENSRIDGE MINING RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 – COMMITMENTS

Operating Lease

The Company’s office lease expired in 2012. An officer currently provides office facilities to the Company free of charge. Rent expense for the fiscal periods ended March 31, 2014 and 2013 totaled $0 and $2,790, respectively.

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

4

Results of operations for the three and nine months ended March 31, 2014 and 2013, and for the period from January 29, 2010 (date of inception) through March 31, 2014

We have not earned any revenues since the inception of our current business operations, which are in the exploration stage. We incurred expenses and a net loss in the amount of $11,387 for the three months ended March 31, 2014, compared to expenses and a net loss of $4,137 for the three months ended March 31, 2013. We incurred expenses and a net loss in the amount of $16,560 for the nine months ended March 31, 2014, compared to expenses and a net loss of $10,797 for the nine months ended March 31, 2013. We have incurred total expenses and a net loss of $204,982 from inception on January 29, 2010 through March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had no cash and no current assets. Our current liabilities as of March 31, 2014 were $123,710. Thus, we had a working capital deficit of $123,710 as of March 31, 2014.

We have incurred cumulative net losses of $204,892 since inception. We have not attained profitable operations and are dependent upon obtaining financing in order to continue pursuing significant exploration activities. As discussed above, we have completed Phase I of our exploration program and intend to go forward with Phase II at an approximate cost of $16,767. Our cash on hand will not be sufficient to fund the full recommended Phase II exploration program together with our ongoing administrative expenses. Additional financing will therefore be required in order for us to proceed with Phase II. At this time, we do not have any financing commitments or other arrangements in place. We therefore face a significant risk that we will be unable to complete the entirety of our planned exploration program.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jerry Chatel. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014.

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

Queensridge Mining Resources, Inc.

Date:	May 20, 2014

By:	/s/ Jerry M. Chatel
Jerry M. Chatel
Title:	President, CEO, and CFO

8