Form 10-Q
period 2014-06-30
iWallet Corp
filed 2014-08-19
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-168775

iWallet Corporation

(Exact name of registrant as specified in its charter)

Nevada	27-1830013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7394 Trade Street, San Diego, California 92121
(Address of principal executive offices)

(858) 530-2958
(Registrant’s telephone number)
__________________________________________________________________
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,321,379 as of August 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Unaudited Condensed Interim Financial Statements

F-1	Condensed Interim Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013
F-2	Statements of Operations and Comprehensive Loss (Unaudited) for the three-month and six month periods ended June 30, 2014 and 2013
F-3	Statements of Cash Flows (Unaudited) for the six-month periods ended June 30, 2013 and 2014
F-4	Notes to Condensed Interim Financial Statements (unaudited)

3

iWallet Corporation

Condensed Interim Balance Sheets

June 30, 2014 and December 31, 2013

	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$17,168	$250,718
Funds held in attorney trust (note 8)	—	39,705
Accounts receivable	6,177	4,575
Deposits and deferred costs (note 9)	116,407	23,086
Inventory (note 4)	23,549	20,361
Due to/from shareholder (note 7)	114,201	61,833
	277,502	400,278
Intangible assets (note 5)	103,128	96,715
	$380,630	$496,993
Liabilities
Current liabilities
Bank indebtedness - current (note 6)	$4,907	$5,539
Accounts payable (notes 7& 8)	158,561	126,317
Accrued liabilities (note 12)	41,087	3,062
Due to related party (note 7)	20,421	37,842
Advances from investor (note 7)	474	69,678
Convertible debentures (note 8)	663,000	354,000
Tooling commitment liability (note 9)	103,836	105,816
	992,286	702,254
Bank indebtedness - long-term (note 6)	15,538	17,540
	1,007,824	719,794
Shareholder's (deficiency) equity
Class A common shares, par value $0.001, 200,000,000 shares authorized; 10,000 issued (December 31, 2013 - 10,000) (note 11)	10	10
Class B common shares, par value $0.001, 100,000,000 shares authorized; Nil issued (December 31, 2013 - Nil) (note 11)	—	—
Preferred shares, par value $0.001, 10,000,000 shares authorized; Nil issued (December 31, 2013 - Nil) (note 11)	—	—
Additional paid-in capital	1	1
Deficit	(627,205)	(222,812)
	(627,194)	(222,801)
	$380,630	$496,993

The accompanying notes are an integral part of these condensed interim financial statements.

Going Concern (note 1); Commitments and Contingencies (note 12); Subsequent Events (note 16)

  iWallet Corporation

  Condensed Interim Statements of Operations and Comprehensive Loss

  for the three and six month periods ended June 30, 2014 and 2013
(unaudited)

	Three months	Three months	Six months	Six months
	ending	ending	ending	ending
	June 30, 2014	June 30, 2013	June 30, 2013	June 30, 2013
Sales	$22,007	$14,515	$38,139	$32,006
Cost of sales	18,317	5,178	35,253	19,681
Gross (loss) profit	3,690	9,337	2,886	12,325
Expenses
Legal and professional fees	114,441	8,276	220,029	16,351
Subcontractor fees (note 7)	47,000	—	109,100	—
Travel	1,371	27	16,986	3,154
Office and general expenses	9,049	269	26,404	2,223
Interest and bank fees	7,486	509	12,952	976
Rent	3,250	—	4,500	—
Research and development	10,391	1,387	11,533	1387
Provision for loss on tooling commitment (note 9)	—	—	—	139,213
Amortization of intangible assets	2,887	1,848	5,775	3,632
	195,875	12,316	407,279	166,936
Loss before recovery of income taxes	(192,185)	(2,979)	(404,393)	(154,611)
Recovery of income taxes (note 10)	—	(4,247)	—	(4,247)
Net and comprehensive income (loss)	$(192,185)	$1,268	$(404,393)	$(150,364)
Net and comprehensive loss per share basic and diluted (note 13)	$(19.22)	$0.13	$(40.44)	$(15.04)
Weighted average number of shares outstanding basic and diluted (note 13)	10,000	10,000	10,000	10,000

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corporation

Condensed Interim Statements of Cash Flows

for the six month periods ended June 30, 2014 and 2013
(unaudited)

	2014	2013

Cash flow from operating activities
Net and comprehensive loss for the period	(404,393)	(150,364)
Items not affecting cash
Amortization of intangible assets	5,775	3,632
Provision for loss on tooling commitment (note 9)	—	139,213
Recovery of income taxes	—	(4,247)
	(398,618)	(11,766)
Non-cash operating items resulted from changes in:
Accounts receivable	(1,602)	8,520
Deposits and deferred costs	(95,301)	—
Inventory	(3,188)	8,684
Accounts payable	32,244	8,254
Accrued liabilities	38,025	2,180
	(428,440)	15,872
Cash flow from investing activities
Expenditures on intangible assets	(12,188)	(5,171)
	(12,188)	(5,171)
Cash flow from financing activities
Funds paid to related party	(17,421)	(1,572)
Funds paid to shareholder	(52,368)	(17,687)
Receipt of funds held in attorney trust	39,705	—
Repayment of bank indebtedness	(2,634)	(2,724)
Advances from investor	11,796	—
Proceeds from issuance of convertible debentures	228,000	—
	207,078	(20,883)
Decrease in cash	(233,550)	(11,282)
Cash, beginning of period	250,718	13,462
Cash, end of period	$17,168	$2,180

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corporation

Notes to Condensed Interim Financial Statements

June 30, 2014 and 2013 (unaudited)

1. Nature of Business and Going Concern

iWallet Corporation ("the Company") is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

The Company was incorporated on November 18, 2009 in the State of California and is located at 7968 Arjons Drive, Suite D, San Diego, California 92126.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

As of June 30, 2014, the Company has incurred a shareholder's deficiency of $627,205 (December 31, 2013 - $222,812) and has significant losses and negative cash flows from operations. In addition as at June 30, 2014 the Company has a working capital deficiency of $714,784 (December 31, 2013 - $301,976). There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. The Company plans on raising additional funds from completing financing arrangements, whether as continued subscriptions for convertible debentures or from additional sources, in contemplation of completing a public listing transaction as described in note 16.

The condensed interim financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these condensed interim financial statements.

2. Significant Accounting Policies

Unaudited Condensed Interim Financial Statements

These unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements for the year ended December 31, 2013. In the opinion of management, these unaudited condensed interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Recently Issued Accounting Standards and Recently Adopted Accounting Pronouncement

Income Taxes (ASC Topic - 750): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. The FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. Adoption of the accounting pronouncement does not have a material effect on these accompanying condensed interim financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the condensed interim financial statements of adopting ASU 2014-09 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim financial statements.

4. Inventory

	June 30,	December 31,
	2014	2013
Raw Material & Finished Goods	$23,549	$20,361

During the period ended June 30, 2014, the Company recorded a provision relating to obsolete inventory of $nil (2013 - $nil).

5. Intangible Assets

June 30, 2014
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$68,118	$12,726	$55,392
Trademarks	13,484	4,123	9,361
Software	40,000	1,625	38,375
	$121,602	$18,474	$103,128

December 31, 2013
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$65,930	$9,375	$56,555
Trademarks	13,484	3,324	10,160
Software (i)	30,000	—	30,000
	$109,414	$12,699	$96,715

(i)	The Company purchased software from an arm's length third party in December 2013 accordingly although ready for use, the costs were not amortized as any amortization would have been insignificant.
Depreciation for the six-month period ended June 30, 2014 is $5,775 (June 30, 2013 - $3,632).

6. Bank Indebtedness

The bank indebtedness of the Company consists of a secured line of credit with a limit of $35,000 bearing interest at the annual prime rate plus 1.25%, which as at June 30, 2014 and December 31, 2013 was 4.5%, and with monthly repayments determined as follows:

a) the greater of:

i)	two percent (2%) of the outstanding principal balance outstanding on the last day of the billing period, or
ii)	$100, and

b) accrued interest since the date of the last payment.

On termination of the line of credit, the amount will become due over a period determined by the creditor of between thirty-six and eighty-four months, or over three to seven years, which at the time of the agreement was determined to be forty-eight months, or four years.

The line of credit is subject to various non-financial covenants that would constitute an event of default, notably: ownership change or sale of the business; closure or failure to maintain the related checking account; insolvency or any bankruptcy proceedings; or, any other defaults on other contracts with the creditor or with any other financial institution.

Security for the line of credit is the cash in the checking account held with the bank.

	June 30,	December 31,
	2014	2013
Line of credit	$20,445	$23,079
Less: Current portion - estimated based on (a)(i) above	(4,907)	(5,539)
	$15,538	$17,540

Principal repayments estimated based on (a)(i) above as at June 30, 2014:

2014 (remaining six months)	$2,454
2015	5,213
2016	5,213
2017	2,658
$15,538

7. Related Party Balances

	June 30,	December 31,
	2014	2013
Current assets
Due from shareholder	$114,201	$61,833
Current liabilities
Accounts payable – due to shareholder	$24,000	$—
Due to related party	$20,421	$37,842
Advances from investor	$474	$69,678

The above balances are non-interest bearing, unsecured and due on demand. The related party is related by virtue of the common control and ownership by the Company's shareholder.

The accounts payable – due to shareholder relates to compensation owing to the Company’s shareholder for services in his capacity as Chief Executive Officer.

The advances from investor were funds advanced for purposes of covering operating expenses of the Company and $81,000 of these advances were formalized into a convertible debenture during the period (note 8). At December 31, 2013, the investor was also serving as interim Chief Financial Officer ("CFO") and accordingly these transactions constitute related party transactions; however, on January 1, 2014 the investor resigned as interim CFO.

8. Convertible Debentures

In December of 2013, the Company entered into a series of secured convertible debenture agreements (the "convertible debentures") with various investors amounting to $354,000, of which $39,705 was held in attorney's trust to fund related closing costs. During the three months ending March 31, 2014 the Company closed on an additional $83,000 of convertible debentures with the same terms, bringing the total convertible debentures outstanding as at March 31, 2014 to $437,000. During the three months ending June 30, 2014 the Company closed on an additional $226,000 of convertible debentures with the same terms, inclusive of $81,000 of advances from investor formalized into a convertible debenture during the period (note 7), bringing the total convertible debentures outstanding as at June 30, 2014 to $663,000. The convertible debentures bear interest at 5% per annum calculated monthly and payable on maturity and had an original maturity date of June 30, 2014. In addition during the period, the Company extended the maturity to August 15, 2014, including the formalization of the advances from investor in note 7 (see note 16). As at June 30, 2014, the amount of accrued interest is $11,739 (December 31, 2013 - $200), which is included in accounts payable, and total interest expense for the six months ended June 30, 2014 was $11,625 (2013 - $nil) and for the three months ended June 30, 2014 was 6,467 (2013 - $nil).

Each convertible debenture contains a conversion option contingently exercisable upon the approval from the Securities and Exchange Commission or the TSX Venture Exchange for listing of its common shares. The conversion price will be based on the price at which the Company sells or issues common shares or units, less a discount of 30%. A unit would consist of one common stock and one share purchase warrant entitling the holder to purchase one additional Class A common share at an exercise price of $0.20 and with a term of 24 months. Similarly, the Company has the option to force conversion upon approval of a public listing at the same conversion price.

Since the conversion option is contingent upon a public listing no value has been allocated to the conversion option in accordance with ASC 470 Debt. The terms of the convertible debenture do not permit the number of shares receivable upon conversion if a public listing occurs to be calculated at the commitment date. During the period in which a public listing occurs, the conversion feature would be measured and recognized as a debt discount and an adjustment to additional paid-in capital.

Subsequent to the period end, all of the outstanding convertible debentures and accrued interest were converted into 3,222,120 common shares and warrants to purchase an additional 3,222,120 shares of common stock of the Company at an exercise price of $0.20 and with a term of 24 months.

9. Tooling Commitment Deposit, Deferred Costs and Liability

On May 26, 2011, the Company signed a contract with a supplier under which they are required to pay for tooling costs in addition to their regular purchase orders (the "tooling commitment"). Under the terms of the tooling commitment the Company was required to pay for 30% of the contracted tooling costs upon execution (the "tooling commitment deposit") and the remaining 70% over the purchase of 5,000 units over a nine month period (the "tooling commitment liability"). If 5,000 units were not purchased within those nine months, then the remaining amount was due within thirty days.

As of February 27, 2012, the Company had not reached the contracted level of purchases and an informal agreement to extend the period was made; however, by December 31, 2012 the Company had not complied and as a result, the entire amount would have been considered due.

On August 24, 2013, the Company entered into a revised agreement with the supplier that extended the term another twelve months to August 24, 2014.

The tooling commitment deposit is included in deposits and deferred costs and is capitalized into inventory as units are purchased based on the 5,000 unit commitment. The tooling commitment liability becomes due and is recognized into accounts payable as units are purchased and the corresponding deferred costs are capitalized into inventory, all of which is based on the 5,000 unit commitment.

During 2013, it was determined that based on the actual sales levels realized in 2013, the 5,000 unit commitment, the Company would likely not be able to meet the required orders. Accordingly, the deferred costs related to excess units was recognized as a provision for loss on the tooling commitment in the condensed interim statement of operations and comprehensive (loss).

	June 30,	December 31,
	2014	2013
Tooling commitment deposit	$39,385	$41,119
Tooling commitment deferred costs	98,967	100,947
	138,352	142,066
Provision for loss on tooling commitment	(138,352)	(139,213)
Tooling commitment deposit and deferred costs	$—	$2,853
Tooling commitment liability	$103,836	$105,816

10. Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period.   The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of June 30, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company had no income tax expense on its $404,393 loss for the six months ended June 30, 2014.   The Company recognized no income tax expense based on its $154,611 pre-tax loss for six months ended June 30, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.   The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.   As of June 30, 2014 and December 31, 2013, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2014:

Federal 2009 – present

State 2009 – present

11. Share Capital

Authorized

200,000,000 Class A Common shares par value $0.001

100,000,000 Class B Common shares par value $0.001

10,000,000 Preferred Shares par value $0.001

Issued

	June 30,	December 31,
	2014	2013
10,000 Class A Common shares	$10	$10

12. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of current pending matters will not have a material adverse effect on its business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

Warranty Provisions

The Company is also exposed to warranty contingencies associated with the iWallet and has recorded a provision for these for the period ended June 30, 2014 of $2,763 and the year ended December 31, 2013 of $3,062, however, the actual amount of loss could be materially different.

Lease agreements

On June 1, 2014 the Company entered into a new lease agreement for $2,500 per month on a month to month basis.

13. Basic and Diluted Loss Per Share

Potential common shares related to the convertible debentures were excluded from the computation of diluted loss per share for the period ending June 30, 2014 because the inclusion of these shares would be anti-dilutive.

For the periods ending June 30, 2013, no dilutive instruments existed; therefore, basic and diluted loss per share were equal.

14. Segmented Reporting

All of the Company's long-lived assets are located in the United States.

During the six months ended June 30, 2014, majority of sales were domestic; however total international sales accounted for 14% (six months ended June 30, 2013 – 44%) of total sales although no individual country was in excess of ten percent of total sales. During the three months ended June 30, 2014, majority of the sales were domestic; however total international sales accounted for 8% of total sales. During the three months ended June 30, 2013, the Company had sales to customers in Switzerland amounting to 14% and Canada amounting to 10%. The remaining sales consisted of primarily domestic sales; however additional international sales accounted for 14% of total sales.

15. Risk Management

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. For the six months ended June 30, 2014, one customer accounted for 22% and another for 14% of the Company’s revenue. There were no significant customers during the six months ended June 30, 2013. For the three months ended June 30, 2014, one customer accounted for 30% and another for 19% of the Company's revenue. There were no significant customers during the three months ended June 30, 2013. As of June 30, 2014 one customer accounted for 94% of the accounts receivable balance. As of December 31, 2013 one customer accounted for 100% of the accounts receivable balance.

Economics Dependence

For the period ended June 30, 2014 the Company purchased 100% (2013 - 100%) of its wallet inventory from one vendor.

The accounts payable to this vendor is reflected in the carrying amount of the tooling commitment liability see note 9.

16. Subsequent Events

(a)	On July 21, 2014, the Company was combined in an all stock, tax free merger (the “Merger”) with a wholly-owned subsidiary of Queensridge Mining Resources Inc. ("Queensridge"). Pursuant to the Merger the Company will become a wholly-owed subsidiary of Queensridge and the Company’s former stockholders will become the majority owners of Queensridge. Queensridge, whose shares are currently quoted on the OTC Bulletin Board, will immediately change its name to iWallet Corporation and will continue the business of iWallet as its only line of business. The Merger will constitute a reverse merger whereby Queensridge was deemed to have acquired iWallet for accounting purposes only. Upon the close of the Merger, all convertible debentures and accrued interest were converted into common shares of the Company and resulted in the issuance of 3,222,120 shares and warrants to purchase 3,222,120 common shares at $0.20 per share, exercisable for two years. Concurrent with the close of the Merger transaction the Company completed a Private Placement of 6,479,002 units of the Company (“Units”) for gross proceeds of $1,943,701. Each Unit consists of one common share and one common share purchase warrant of the Company. Each whole common share purchase warrant is exercisable at $0.60 for a period of two years. 583,110 Units were issued as compensation to the brokers who assisted with the offering.

(b)	The Company began trading in the United States on the OTCQB (OTC Markets Group) exchange under the ticker symbol IWAL on July 25, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated as “Queensridge Mining Resources, Inc.” on January 29, 2010, in the State of Nevada for the purpose of engaging in mineral exploration. On July 21, 2014, we entered into a Merger Agreement with iWallet Corporation, a private California corporation, whereby we acquired all of the issued and outstanding common stock of iWallet Corporation through a subsidiary. Following this merger, we merged the subsidiary with and into our corporation, and changed our name to “iWallet Corporation” as part of that process. As a result of entering into the Merger Agreement, we are in the business of designing and developing biometric locking wallets and related physical, personal security products.

Description of Business

We are a designer and developer of innovative, physical, personal security products that incorporate the latest security and communication technologies to protect against identity, personal and financial information theft. iWallet is a registered trademark in the United States. Our flagship product is a biometric locking wallet that protects cash, credit cards and personal information with a proprietary fingerprint security system. The iWallet features a carbon fiber or aluminum chassis and protects credit cards from being read by many types of RF devices in public spaces. Using a free app, iWallet owners can tether the iWallet to a supported smart device. A proximity alarm sounds on both devices when separated by about five meters. In addition, GPS tracking capabilities are expected to be available on future models.

We are based in San Diego, California and our business was originally founded in 2009. The initial version of the iWallet generated sales of over $700,000 in the first eighteen months following its launch. With improved designs and a better manufacturing partner, we are in the process of re-launching the product on a larger scale. Established sales channels include Neiman Marcus in North America, Harrods in England, Travelsmith.com, Highline Peak Group in Canada, Skymall, Gourji in Russia and NeedItWantItGadgets in New Zealand. We own the trademark “iWallet” for wallets and wallets connected to smartphones in the USA and have patents worldwide. We have been licensed by Apple Inc. as an official Accessory Developer.

Products and Technology

At this time, we are preparing to re-launch its flagship product and the iWallet 2.0. The suggested retail price will be $490. The new iWallet are expected to have the following features:

•	Sleek, compact industrial design with carbon fiber case

•	Pairs with the owner’s cellular phone via bluetooth technology

•	Patented, exclusive tamper resistant locking mechanism utilizes innovative fingerprint biometric reader for unlocking

•	Unique latch control that only consumes power during latching hence providing extended battery life

•	RFID blocking capability for enhanced wireless protection

•	Speaker providing audible feedback

•	GPS tracking capabilities

Over the course of the next twelve months, we intend to bring the following additional products to market:

•	An inexpensive aluminum “Best Buy” version” that is expected to retail for less than $150 and be offered in variety of colors to choose from with etching and engraving capabilities

•	A secure passport case called the iPassport

•	A women’s iWallet version

•	A secure mobile personal safe to store pharmaceuticals in

•	A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are currently manufactured under contract by a manufacturer based in Zhuhai, China.

Market and Competition Overview

Our primary target demographic will be consumers who are in the market for high-end luxury wallets and similar accessories. We do not believe that the $500 approximate retail price to the end user will be obstacle for our initial target demographic.  The carbon fiber process is labor intensive to manufacture. High net worth individuals appreciate the advantages of carbon fiber construction and spend tens of thousands of dollars outfitting their automobiles and other accessories. However, the more affordable aluminum version expected to retail for under $150 will be launched in 2015 once economies of scale are achieved.

A comparison of the iWallet to the leather or canvas wallets currently offered by several major fashion designers is below:

Brand	Model	Price	Material	Bluetooth (Anti-theft/loss)	Fingerprint Reader	RFID Anti-Theft	Owner Access Only
Cartier	Santos de Cartier	$380	Leather	No	No	No	No
Salvatore Ferragamo	Bifold	$350	Leather	No	No	No	No
Louis Vuitton	Classic	$565	Canvas	No	No	No	No
Gucci	Bifold	$550	Canvas	No	No	No	No
iWallet	Slim	$490	Carbon Fiber	Yes	Yes	Yes	Yes

We believe the security, high technology, slim design, and carbon fiber construction of the iWallet can position it to compete for a share of the luxury wallet market.

Sales, Distribution and Growth Strategy

Our plan for marketing and raising awareness for the iWallet includes the following strategies:

•	Sell and market at major trade shows that attract global buyers such as the CES.

•	Align iWallet with a high profile celebrity as the face for iWallet.

•	Optimize website to gain greater distributor inquiry, continued media attention and wider market accessibility through links to other major potential purchasers.

•	Continue worldwide media attention, primarily from BBC Worldwide, Fox News (Fox and Friends), Discovery Channel.

Our established distribution channels for the iWallet, as originally launched, include the following:

  Neiman Marcus in North America

  Harrods in England

  In Canada for Centurion (black card) Amex members, who will be able to redeem points in exchange for an iWallet through Highline Peak Group

  NeedItWantItGadgets in New Zealand

The following are current prospective sales channels:

  Private branding for Montblanc, Porsche Design, Ducatti, Gucci, and Bugatti. We are currently in partnering or licencing discussions with all of these companies.

  Dufry, a global duty free company with 1,100 locations in 45 countries

  Touch of Modern

  Skymall

  Travelsmith

  Hammacher Schlemmer

We plan to increase our consumer off take within newly gained distribution at major regional high-end department stores, and to expand to private brand stores. Together with our distribution partners, we are targeting major national retail channels. We believe a partnership with any one leading national chain would be transformative. We intend to develop our website towards wider market accessibility through links to other major potential purchasers. We will continue to be featured in ingadget.com and gizmodo.com, where the iWallet has been dubbed “The Fort Knox of Wallets.” We will also begin limited selling efforts in key international markets using further regional distributors in Europe, Asia, Canada, Australia, and South America. We are also in discussions with distribution companies in key opportunity geographies.

Results of Operations for the Three and Six Months ended June 30, 2014 and 2013.

During the three months ended June 30, 2014, we generated sales of 22,007. Our cost of sales was $18,317, resulting in gross profit of $3,690. Our expenses for the three months ended June 30, 2014 were $195,875, and consisted of legal and professional fees of $114,441, subcontractor fees of $47,000, office and general expenses of $9,049, travel expenses of $1,371, interest and bank fees of $7,486, amortization of intangible assets of $2,887, rent of $3,250, and research and development of $10,391. Our net loss for the three months ended June 30, 2014 was $192,185. By comparison, during the three months ended June 30, 2013, we generated sales of $14,515. Our cost of sales was $5,178, resulting in gross profit of $9,337. Our expenses for the three months ended June 30, 2014 were $12,316, and consisted of legal and professional fees of $8,276, office and general expenses of $269, travel expenses of $27, interest and bank fees of $509, and amortization of intangible assets of $1,848. We also recorded a provision for recovery of income taxes of $4,247. Our net income for the three months ended June 30, 2013 was $1,268.

During the six months ended June 30, 2014, we generated sales of 38,139. Our cost of sales was $35,253 resulting in gross profit of $2,886. Our expenses for the six months ended June 30, 2014 were $407,279, and consisted of legal and professional fees of $220,029, subcontractor fees of $109,100, office and general expenses of $26,404, travel expenses of $16,986, interest and bank fees of $12,952, amortization of intangible assets of $5,775, rent of $4,500, and research and development of $11,533. Our net loss for the six months ended June 30, 2014 was $404,393. By comparison, during the six months ended June 30, 2013, we generated sales of $32,006. Our cost of sales was $19,681, resulting in gross profit of $12,325. Our expenses for the six months ended June 30, 2014 were $166,936, and consisted of legal and professional fees of $16,351, office and general expenses of $2,223, travel expenses of $3,154, interest and bank fees of $976, amortization of intangible assets of $3,632, research and development of $1,387, and a provision for a loss on a tolling commitment of $139,213. We also recorded a provision for recovery of income taxes of $4,247. Our net loss for the six months ended June 30, 2013 was $150,634.

Our expenses and net loss for the three and six months ended June 30, 2014 were larger than in the same periods last year primarily due to increased legal and professional fees related to our preparations for becoming a public company.

Over the course of the remainder of the current fiscal year, we expect that our sales will increase significantly as we launch the iWallet 2.0 and begin distribution of the product to various retailers and other outlets. During 2014, we also expect to make significant additional expenditures related to the continued development and expansion of our business. Furthermore, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these factors, to achieve profitability we will need to, among other matters, significantly increase our customer base and our distribution channels. We cannot assure you that we will be able to increase our revenue in this manner and achieve profitability on a consistent basis. As we expect to continue to invest in the development of our business, this investment could outpace growth in our revenue, and thereby impair our ability to achieve and maintain profitability.

Liquidity and Capital Resources

As of June 30, 2014, we had current assets of $277,502, consisting of cash in the amount of $17,168, deposits and deferred costs of $116,407, inventory of $23,549, a loan due from a shareholder of $114,201, and accounts receivable of $6,177. Our current liabilities as of June 30, 2014 were $992,286, and consisted of the current portion of long term bank debt in the amount of $4,907, accounts payable of $158,561, accrued liabilities of $41,087, amounts due to a related party of $20,421, advances from an investor of $474, convertible debentures of $663,000, and a liability for a manufacturer tooling commitment of $103,836. Our working capital deficit as of June 30, 2014 was therefore $714,784.

In the months prior to our reverse merger, we engaged in a bridge financing transaction raising a total $663,000 through the sale of secured convertible promissory notes. Concurrent with the closing of the merger, these notes converted to 3,222,120 shares of common stock and 3,222,120 warrants to purchase shares of common stock at a price of $0.20, exercisable for two years.

Our bank indebtedness consists of a line of credit with a limit of $35,000, secured by cash on deposit in a checking account. The line bears interest at a rate of prime plus 1.25%. As of June 30, 2014, the balance owed was $20,445.

Immediately upon closing of our reverse merger, we closed a private offering of Units at a price of $0.30 per Unit, each Unit consisting of one (1) share of common stock and one (1) warrant to purchase one share of common stock at a price of $0.60 per share, exercisable for two (2) years. A total of 6,479,002 shares of common stock and 6,479,002 warrants were issued to subscribers in the offering. The gross proceeds from the offering, prior to the deduction of agreed selling commissions and expenses, were $1,943,701. Net of broker’s commissions and expenses, we received net proceeds of $1,745,537.

As a result of the funds obtained through the offering, we believe that we have sufficient capital to execute our business development plan for the current year. In order to continue our growth and development plan over the longer term, however, we will require additional financing. Management is currently seeking additional equity financing in order to fund the long term development of the company. There can be no assurance that we will be successful in raising additional funding, either through increased sales and debt and/or other equity financing arrangements. If we are not able to secure significant additional funding, the long term implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have incurred losses since inception. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to include this item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any other pending legal proceeding. We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to include this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

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

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWallet Corporation

Date:	August 19, 2014

/s/ Steven Cabouli
By:	Steven Cabouli
Title:	President, Chief Executive Officer, and Chief Financial Officer

