Form 10-K
period 2014-06-30
iWallet Corp
filed 2014-10-14
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-168775

iWallet Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-1830013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7394 Trade Street San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 1-800-508-5042

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $123,461.38 as of December 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 33,919,419 as of October 14, 2014.

PART I

Item 1. Business

We were incorporated as “Queensridge Mining Resources, Inc.” on January 29, 2010, in the State of Nevada for the purpose of engaging in mineral exploration. On July 21, 2014, we entered into the Merger Agreement with iWallet, whereby we acquired all of the issued and outstanding common stock of iWallet through a subsidiary. Following the Acquisition, we merged the subsidiary with and into our corporation, and changed our name to “iWallet Corporation” as part of that process. As a consequence of the Acquisition, we will no longer pursue the exploration and development of our mineral property. We have assigned our mineral claim and all related assets to our former majority shareholder who has agreed to indemnify us against any related liabilities.

As a result of entering into the Merger Agreement, we are now in the business of designing and developing biometric locking wallets and related physical, personal security products.

Concurrent with our merger on July 21, 2014, our board of directors approved a change in our fiscal year end to December 31. This annual report is being filed in accord with Rule 15d-10 under the Securities Act, which specifies that “an issuer shall file an annual report for any fiscal year that ended before the date on which the issuer determined to change its fiscal year end.” This annual report therefore covers our former fiscal year ended June 30, 2014. References to any of our previous fiscal years mean the former fiscal years ended June 30. Annual reports cover fiscal years ended December 31 will be filed hereafter.

The results of operations and other financial information contained in this Annual Report relate to our former mineral exploration business which, as explained above, was divested in connection with our merger on July 21, 2014.

For information regarding our current business operations, please see our Current Report on Form 8-K filed July 25, 2014, as amended July 31, 2014 and September 3, 2014.

Item 2. Properties

As explained above, or former mineral property was divested on July 21, 2014. Our corporate headquarters are currently located in San Diego, California. We current lease approximately 3,000 square feet of space for $2,500 per month with a lease for one year that began on June 1, 2014.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Clark Agency, LLC, 3273 East Warm Springs Rd., Las Vegas, NV 89120.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are currently quoted on the OTCBB under the symbol “IWAL”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	$0.0371	$0.0371
March 31, 2013	$0.0371	$0.0371
December 31, 2013	$0.0371	$0.0371
September 30, 2013	$0.0371	$0.0371

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	$0.0371	$0.0371
March 31, 2013	$0.0371	$0.0371
December 31, 2012	$0.0371	$0.0371
September 30, 2012	$0.0371	$0.0371

As of October 10, 2014, the last closing price for our common stock was $0.75 per share.

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

Holders of Our Common Stock

As of October 14, 2014, we had 33,919,419 shares of our common stock issued and outstanding, held by ninety-four (94) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

•	In connection with our recent reverse merger on July 21, 2014, the previous shareholders of iWallet Corporation, a private California corporation (“iWallet”), received 10,000,000 shares of our common stock. The 10,000,000 shares of our common stock which were issued to the former holders of common stock of iWallet on the effective date of the merger were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

•	Also on July 21, 2014, certain Secured Convertible Debentures previously issued by iWallet were converted to newly issued shares of our common stock and warrants. The former iWallet debenture holders were issued a total of 3,222,120 shares of common stock, and warrants to purchase 3,222,120 shares of common stock at a price of $0.20 per share, exercisable for two (2) years. These shares and warrants were also issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

•	Immediately upon closing of our reverse merger on July 21, 2014, we closed a private offering of Units at a price of $0.30 per Unit, each Unit consisting of one (1) share of common stock and one (1) warrant to purchase one share of common stock at a price of $0.60 per share, exercisable for two (2) years. A total of 6,479,002 shares of common stock and 6,479,002 warrants were issued to subscribers in the offering. In addition, a total of 583,110 Units were issued as compensation to certain licensed securities brokers who assisted with the offering. The offering was conducted pursuant to Rule 506 under Regulation D and was conditional upon the closing of the reverse merger. The offering was made to only to “accredited investors” as defined in Rule 501, and we did not engage in any general solicitation or advertising. The gross proceeds from the offering, prior to the deduction of agreed selling commissions and expenses, were $1,943,701. Net of broker’s commissions and expenses, we received net proceeds of $1,745,537. A total of forty (40) investors subscribed in the offering.

•	On September 2, 2014, we closed a small additional issuance of Units in an extension of the Units offering described above. Three subscribers purchased a total of 183,333 Units at $0.30 per Unit, for gross proceeds of $54,999.90

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

**Note – The financial information contained in this Annual Report relate to our former mineral exploration business which, as explained above, was divested in connection with our merger on July 21, 2014. For information regarding our current business operations, please see our Current Report on Form 8-K filed July 25, 2014, as amended July 31, 2014 and September 3, 2014.**

Results of Operations for the Years Ended June 30, 2014 and 2013.

Our former mineral exploration business incurred expenses and a net loss in the amount of $24,287 for the year ended June 30, 2014. Our expenses consisted of professional fees in the amount of $21,424, general and administrative expenses in the amount of $886, and interest in the amount of $1,977. By comparison, we incurred expenses and a net loss of $49,174 during the fiscal year ended June 30, 2013. Our expenses during the fiscal year ended June 30, 2013 consisted of professional fees in the amount of $47,236, general and administrative expenses of $669, and interest of $1,269.

Liquidity and Capital Resources

As of June 30, 2014, our former mineral exploration business had no current assets and current liabilities of $129,990, consisting primarily of accrued expenses. Thus, we had a working capital deficit of $129,990 as of June 30, 2014.

As discussed in our Current Report on Form 8-K filed July 25, 2014, as amended July 31, 2014 and September 3, 2014, our former majority shareholder has agreed to indemnify us against any liabilities related to our former mineral exploration business.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

The financial statements included in this annual report have been prepared assuming we will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency and has incurred significant losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Pronouncements

We have reviewed all new accounting pronouncements and, except as set forth below, do not expect any new pronouncements or guidance to have an impact on our results of operations or financial position:

1.         We have elected to adopt FASB Accounting Standards Update No. 2014-10, which amends Topic 915 of the FASB Accounting Standards Codification to remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  Although we do not expect this pronouncement to affect our actual results of operations or financial position, it will affect the presentation of our financial statements, in that inception-to-date information will not be presented in our statements of operations, cash flows, or shareholders’ equity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of June 30, 2014 and 2013;
F-4	Statements of Operations for the years ended June 30, 2014 and 2013;
F-5	Statement of Stockholders’ Equity (Deficit) as of June 30, 2014;
F-6	Statements of Cash Flows for the years ended June 30, 2014 and 2013;
F-7	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of Queensridge Mining Resources Inc.

We have audited the accompanying balance sheet of Queensridge Mining Resources Inc. as of June 30, 2014, and the related statements of loss and comprehensive loss, stockholders' deficit and cash flows for the year then ended. Queensridge Mining Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2013 were audited by other auditors who expressed an unqualified opinion on those statements in their audit report dated October 14, 2013. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Queensridge Mining Resources Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Queensridge Mining Resources Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queensridge Mining Resources Inc. as of June 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital and has accumulated a significant deficit which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(TO BE SIGNED MNP LLP)

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

October 14, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Queensridge Mining Resources, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Queensridge Mining Resources, Inc. as of June 30, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queensridge Mining Resources, Inc. as of June 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 14, 2013

QUEENSRIDGE MINING RESOURCES, INC.

BALANCE SHEETS

AS OF JUNE 30, 2014 AND JUNE 30, 2013

	June 30, 2014	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,089
TOTAL ASSETS	$—	$2,089
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accrued expenses (note 4)	$113,155	$105,330
Accrued interest – related party (note 3)	4,245	2,269
Shareholder loans (note 2)	12,590	12,590
Total Current Liabilities	129,990	120,189
Long – Term Liabilities
Notes payable – related party (note 3)	42,382	29,985
Total Liabilities	172,372	150,174
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding (note 5)	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit	(211,172)	(186,885)
Total Stockholders’ Deficit	(177,372)	(148,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$2,089

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Year ended June 30, 2014	Year ended June 30, 2013
REVENUES	$—	$—
OPERATING EXPENSES
Professional fees	21,424	47,236
Consulting fees	—	—
Impairment expense – mineral properties	—	—
Exploration costs	—	—
Rent	—	—
General and administrative	886	669
TOTAL OPERATING EXPENSES	22,310	47,905
LOSS FROM OPERATIONS	(22,310)	(47,905)
OTHER EXPENSE
Interest expense	(1,977)	(1,269)
LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(24,287)	(49,174)
PROVISION FOR FEDERAL INCOME TAX	—	—
NET AND COMPREHENSIVE LOSS	$(24,287)	$(49,174)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	6,427,800	6,427,800

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF JUNE 30, 2014

	Common stock		Additional paid-in		Total Stockholders’
	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance, June 30, 2012	6,427,800	6,428	32,372	(137,711)	(98,911)
Net loss and comprehensive loss for the year ended June 30, 2013	—	—	—	(49,174)	(49,174)
Balance, June 30, 2013	6,427,800	6,428	32,372	(186,885)	(148,085)
Net loss and comprehensive loss for the period ended June 30, 2014	—	—	—	(24,287)	(24,287)
Balance, June 30, 2014	6,427,800	$6,428	$32,372	$(211,172)	$(172,372)

See accompanying notes to financial statements.

QUEENSRIDGE MINING RESOURCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Year ended June 30, 2014	Year ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(24,287)	$(49,174)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in accrued expenses	9,801	39,504
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,486)	(9,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	12,397	9,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,397	9,985
NET INCREASE (DECREASE) IN CASH	(2,089)	315
Cash, beginning of period	2,089	1,774
CASH, END OF PERIOD	$—	$2,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

 QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Queensridge Mining Resources, Inc. (“Queensridge” or the “Company”) was incorporated in Nevada on January 29, 2010. Queensridge was an exploration stage company in the process of acquiring certain mining claims. On July 21, 2014 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iWallet Corporation, a private California corporation (“iWallet”), and our subsidiary formed for the purposes of the transaction, iWallet Acquisition Corp. (the “Acquisition Sub”). Pursuant to the Merger Agreement, iWallet merged with and into the Acquisition Sub, which resulted in iWallet becoming our wholly-owned subsidiary (the “Acquisition”). As a consequence of the Acquisition, the Company is longer pursuing the exploration and development of mineral properties and in the future through the operations of iWallet will be in the business of designing and developing biometric locking wallets and related physical, personal security products.

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or the “Standard”). The financial statements are reported in United States dollars.

Liquidity and going concern

The Company has negative working capital, has an accumulated deficit of 211,172 as of June 30, 2014 and has not yet received revenues from sales of products or services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of Queensridge to continue as a going concern is dependent upon the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts. Refer to subsequent events note 7.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less to be cash equivalents. At June 30, 2014 and June 30, 2013 the Company had cash balances totaling $nil and $2,089, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2014, there have been no interest or penalties incurred on income taxes.

 QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company uses significant estimates when determining the amounts to be recognized for the valuation allowance for deferred income tax assets.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014 or 2013.

Revenue Recognition

The Company has yet to realize revenues from operations.  The Company intends to recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There have been no stock options issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There have been no stock options issued to non-employees.

QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, (“ASU 2013-2”) issued in February 2013 requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for all the periods presented as these are the Company’s first financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Recent Accounting Pronouncements

“Income Taxes (Topic - 750): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) issued in July 2013 provides guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is still assessing the impact on the financial statements.

NOTE 2 – SHAREHOLDER LOANS

The Company has received advances from a shareholder to help fund operations. The balance of the shareholder loans was $12,590 and $12,590 as of June 30, 2014 and June 30, 2013, respectively. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

All shares holder loans are released and forgiven upon the merger with iWallet subsequent to year end.

QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The related party is the controlling shareholder of the Company. The notes are unsecured, bear interest at 5% per annum and are due from March2015 to November 2015 as follows:

	Note Amount	Issue Date	Maturity Date
PKS Trust	$10,000	4/24/11	4/24/15
PKS Trust	$10,000	10/4/11	10/4/15
PKS Trust	$1,985	8/14/12	8/14/14
PKS Trust	$3,500	8/29/12	8/29/14
PKS Trust	$1,000	3/19/13	3/19/15
PKS Trust	$3,500	5/13/13	5/13/15
PKS Trust	$5,700	08/22/13	8/22/15
PKS Trust	$4,000	09/25/13	9/25/15
PKS Trust	$2,697	11/18/13	11/18/15
Total notes payable	$42,382

Interest expense of $1,976 and $1,269 was recorded for the years ended June 30, 2014 and 2013, respectively.

Maturities as of June 30,	Total
2014	—
2015	29,682
2016	12,700
2017	—
2018	—
Total notes payable	$42,382

All of the notes payable are released by the shareholder upon merger with iWallet subsequent to year end.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Accrued accounting fees	$10,300	$10,500
Accrued legal fees	102,855	94,045
Accrued transfer agent fees	—	785
Total accrued expenses	$113,155	$105,330

 QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5 – COMMON STOCK

On February 8, 2010, the Company issued 3,100,000 founder shares at $0.001 (par value) for cash totaling $3,100.

On March 29, 2010, the Company issued 3,250,000 shares at $0.005 for cash totaling $16,250.

On May 29, 2010, the Company issued 77,800 shares at $0.25 for cash totaling $19,450.

The Company had 6,427,800 shares of common stock issued and outstanding as of June 30, 2014 and 2013.

The Company has not issued any stock options or warrants as of June 30, 2014.

NOTE 6 – INCOME TAXES

The reconciliation of the combined U.S. federal and state statutory income tax rate to the effective tax rates is as follows years ended June 30 is as follows:

	2014	2013
Loss before recovery of income taxes	$24,286	$49,174
Expected income tax recovery	$(8,500)	$(16,719)
Tax rate changes and other adjustments	(14,710)	(33,969)
Change in tax benefits not recognized	23,210	50,688
Income tax recovery	$—	$—

The 2014 statutory tax rate of 35% does not differ from that of fiscal 2013.

The net operating loss carry forwards expire as noted in the table below. Deferred tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the entity can utilize the benefits therefrom.

The Company’s non-capital income tax losses expire as follows:

2020	$11,545
2021	88,329
2032	37,802
2033	49,174
2034	19,286

$206,136

QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose, except as noted below.

Merger Agreement and Acquisition

On July 21, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iWallet Corporation, a private California corporation (“iWallet”), and our subsidiary formed for the purposes of the transaction, iWallet Acquisition Corp. (the “Acquisition Sub”). Pursuant to the Merger Agreement, iWallet merged with and into the Acquisition Sub, which resulted in iWallet becoming our wholly-owned subsidiary (the “Acquisition”). Immediately following the Acquisition, the Acquisition Sub was merged with and into our corporation. In connection with this subsequent subsidiary merger, we changed our corporate name to “iWallet Corporation.”

In addition, pursuant to the terms and conditions of the Merger Agreement:

§	The holders of all of the capital stock of iWallet issued and outstanding immediately prior to the closing of the Acquisition exchanged their shares on a pro-rata basis for 10,000,000 newly-issued shares of our common stock.

§

Certain Secured Convertible Debentures previously issued by iWallet were converted to newly issued shares of our common stock and warrants. The former iWallet debenture holders were issued a total of 3,222,120 shares of common stock, and warrants to purchase 3,222,120 shares of common stock at a price of $0.20 per share, exercisable for two (2) years.

§	Immediately upon closing of the Acquisition, we closed a private offering of Units at a price of $0.30 per Unit, each Unit consisting of one (1) share of common stock and one (1) warrant to purchase one share of common stock at a price of $0.60 per share, exercisable for two (2) years. A total of 6,479,002 shares of common stock and 6,479,002 warrants were issued to subscribers in the offering. In addition, a total of 583,110 Units were issued as compensation to certain licensed securities brokers who assisted with the offering. The offering was conducted pursuant to Rule 506 under Regulation D and was conditional upon the closing of the Acquisition.

ASC Topic 805 requires supplemental information on a pro forma basis to disclose the results of operations as though the business combination had been completed as of the beginning of the periods being reported.

The following condensed unaudited pro forma information gives effect to these acquisitions as if they had occurred on July 1, 2012. The pro forma information has been included in the notes as required by U.S. generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had these acquisitions been effective on the dates as indicated and should not be viewed as indicative of operations in the future.

July 1, 2012 to June 30, 2013

	Queensridge	iWallet	Pro forma adjustments	Combined entity
Total sales	$—	$111,650	$—	111,650
Total net and comprehensive loss for the year	($49,174)	$(146,419)	$146,243	($49,350)

July 1, 2013 to June 30, 2014

	Queensridge	iWallet	Pro forma adjustments	Combined entity
Revenue	$—	$91,902	$—	$91,902
Total net and comprehensive loss for the year	$24,287	($480,950)	$627,194	$121,957

Immediately prior to the Merger, a former controlling shareholder, received a transfer of all assets and agreed to cancel and/or assume all liabilities related to Queensridge’s pre-acquisition business. The transfer resulted in a gain on transfer of assets of $624,194 for the year ended June 30, 2014 (2013 - $146,243). Philip Stromer, received a transfer of all of Company’s rights and title in certain mining claims located in Newfoundland, Canada under License No. 020848M and agreed to release debt owing to him of $42,382 and $12,950.

Stock Issuance

Concurrent with his appointment on September 8, 2014, we entered into an Executive Employment Agreement (the “Agreement”) with our CEO, Jack Chadsey. Under the Agreement, Mr. Chadsey will serve as our CEO and a member of the Board for three (3) years. He will be paid a minimum base annual salary of $150,000, subject to annual review. In addition to annual salary, the Agreement provides Mr. Chadsey with a grant of common stock equal to a total of fifteen percent (15%) of our issued and outstanding common stock, or 4,398,207 shares under current figures. The stock grant will vest in annual phases over the course of the term of the agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2014.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees.. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Jack B. Chadsey	66	Chief Executive Officer and Director
Steven Cabouli	56	President and Director
Orlando LaCalle	50	Chief Marketing Officer
Carl Rosen	61	Director
Charles Ng	66	Director
Anthony Durkacz	38	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Steven Cabouli is our President and a member of our Board of Directors. Mr. Cabouli founded iWallet in 2009. He has over 25 years of experience in introducing new and unique products to the market. In the 1980s, he introduced machines for shaved ice, cooking baking, and donuts to Argentina and sold the rights to this business to an established South American cookie manufacturer in 1987. He is also the owner of China Mystique, Inc., a global distributor of skincare products which he co-founded in 1990. From 2003 through January of 2014, he was the owner of Steve Cabouli Properties, a real estate company which owns several properties in San Diego, Mexico, and Argentina. Mr. Cabouli studied Civil Engineering at the University of Buenos Aires in Argentina.

Jack B. Chadsey is our Chief Executive Officer and a member of our Board of Directors. Mr. Chadsey’s work experience spans over 30 years of senior management positions with some of the premier big box and specialty store retailers. Since January of 2006, Mr. Chadsey has been the principal of Brickell Business Ventures, Inc., a private equity investment and consulting practice focused on emerging growth opportunities. In 2005, he was the Chairman and CEO of Musicland Group, Inc., a privately held entertainment company which operated over 1,000 stores. From 1995 to 2004, Mr. Chadsey served as Chairman of Illuminations, an upscale candle and home accessories company which grew to over 100 retail locations during his tenure. From 1997 to 2001, he was Chairman and CEO of Lids, Inc. From 1989 to 1997, Mr. Chadsey served as the President and CEO of Sunglass Hut, International. During his time with Sunglass Hut, Mr. Chadsey led the company through a recapitalization, an initial public offering, and subsequent follow-on offerings in an effort to fund the internal growth and store expansion needs of the company. From 1984 to 1989, he served as President and CEO of Branden’s, a chain of big box home specialty stores owned by Target/ Dayton Hudson Corporation. From 1984 to 1986, he served as VP and Merchandise Manager for the Home Division of Target Corporation. From 1981 to 1984, he served as Sr. VP, GMM and executive committee member responsible for developing and implementing merchandising and marketing strategies for the home, hardlines, and active apparel divisions of Kohl’s Department Stores. Mr. Chadsey holds a B.S. in Business Administration from the University of Arkansas.

Orlando LaCalle is our Chief Marketing Officer. From March of 2004 to October of 2009, he was a Federal Account Executive for Xerox Corporation. In that position, he managed and sold Xerox software products to assigned accounts in his territory. Also, he negotiated perpetual license agreements with the U.S. Air Force, N.A.S.A., the U.S. Navy, the U.S. Coast Guard and all federal law enforcement agencies including the State Attorney, the Federal Courts and the Florida House of Representatives. From April of 200 to February of 2004, he served as Sales Director, Telecommunications Division Sales Group, for the Latin America Division of HNC Software, Inc., where he prospected new accounts and managed and maintained the company’s customer base in Latin America, the Caribbean and Mexico. From January 1994 to March of 2000, he was a Senior Account Executive at Xerox Corporation. From August of 1986 through March of 1992, he served as a Personnel Specialist for the United States Air Force.

Carl Rosen, one of our directors, is principal of Shelter Rock International, LLC, which provides comprehensive consulting services specializing in the luxury goods sector. He consults in the launch or expansion of watch, jewelry or eyewear lines on a worldwide basis, licensing, sourcing, asset disposition, and sales of state-of-the-art marketing, sales and survey technologies. Mr. Rosen also currently serves as the Director of Anti-counterfeiting of the American Watch Guild. Prior to founding Shelter Rock International in 2010, Mr. Rosen was with Bulova Corporation, an international consumer luxury goods company, and its former parent company, Loews Corporation. Loews Corporation is a conglomerate with holdings in insurance, hotels and energy, and previously in tobacco and theaters. In 2008, Bulova was acquired by Citizen Watch Co. Ltd (Japan.) From 1980 – 2001, Mr. Rosen simultaneously held different positions in both organizations. From 2007 to 2010, he was the Chief Operating Officer of Bulova Corporation. From 2002 to 2007, he was the Senior Vice President for Worldwide Operations at Bulova. From 1999 to 2001 he was Chief Information Officer at Loews while also serving as a Senior Vice President for Bulova. From 1988 to 1999, he served as Executive Directors of Systems Development at Loews Corporation while also serving as an Executive Vice President at Bulova Corporation. From 1985 to 1988, Mr. Rosen was the Director of the Information Center at Loews. From 1980 to 1985, he was a Consultant for Management Advisory Services at Loews. From 1977 to 1980, he was the Manager of International Finance and Planning at Continental Can Company. Mr. Rosen holds an MBA from the Wharton School at the University of Pennsylvania, and a B.S. in Civil Engineering from Tufts University.

Charles Ng, one of our directors, is currently the VP of Sales, Americas for NEXT Biometrics. In that position, he is responsible for selling biometric sensor solutions to top tier mobile and P.C. original equipment manufacturers as well as the standard biometrics physical access control, token and NEXT enable biometrics market spaces. Prior to this position, Mr. Ng was the head of FingerPrint Cards’ biometric business operations in North America, where he was responsible mainly for the top tier PC and mobile market segments. In 2005, he joined UPEK, a leader in biometric fingerprint security solutions, as its Sales Director Americas. At UPEK, Mr. Ng grew the revenue from $200K to $24M in two years.  He managed sales to major Asia original design manufacturers, including Foxconn, Wistron, Chicony in China, IIDA in Japan.  In 2010, UPEK merged with AuthenTec, which was later acquired by Apple. Inc. in 2012. During his time with UPEK/Authentic/Apple, he was responsible for selling over $110M in biometric fingerprint reader solutions.  Prior to that position, Mr. Ng was the VP of Sales at Valicert, a secure internet communications leader. Mr. Ng has also worked in the telecommunications industry at ROLM/IBM/Siemens, Network Equipment Technologies and Copper Mountain Networks; holding various business development and sales management positions. He holds a Bachelors degree in Business Administration.

Anthony Durkacz, one of our directors, is currently Executive Vice-President at First Republic Capital Corp., a position he has held since January 2014. From January to December 2013, he was the President of Capital Ideas Investor Relations. From January 2011 to January 2013, he was CFO and a director of Snipp Interactive Inc.. He was instrumental in the financing and public listing of Snipp Interactive Inc. with operations in Canada, the USA, Mexico and India. Mr. Durkacz is also the owner and president of Fortius Research & Trading Corp., which provides financial and accounting consulting services to micro and small cap companies in various sectors, and develops investment strategies for high net worth individuals. From 2006 to 2009, he served as COO and CFO of MKU Canada Inc. and engaged in mergers and acquisitions around the globe. From 2002 to 2006, he served as CFO of Astris Energi Inc., a dually listed public company in the US and Canada which was acquired by an international conglomerate. He began his career at TD Securities on the capital markets trading floor. Mr. Durkacz holds an Honors Bachelor of Business Administration from Brock University with a major in both Accounting and Finance.

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have five directors.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

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

Code of Ethics

To date, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Our executive officers Jack Chadsey, Steven Cabouli and Orlando LaCalle are currently paid monthly fixed cash compensation as follows:

Jack Chadsey	$12,500
Steven Cabouli	$12,000
Orlando LaCalle	$4,000

The compensation agreement with Mr. LaCalle was reached on December 30, 2013 and was based on Mr. LaCalle’s fixed monthly expenses and our financial resources and ability to pay. Mr. Cabouli is the founder and former sole shareholder of iWallet Corporation and no formal arrangement was reached with him on any specific date. His current salary arrangement, like the arrangement with Mr. LaCalle, is based on Mr. Cabouli’s fixed personal monthly expenses and our financial resources and ability to pay. Accruals will be recorded for any wages owed to Mr. Chadsey, Mr. Cabouli and Mr. LaCalle in the event that there is not enough cash to meet payroll requirements. Our compensation system has generally consisted of paying our key executives such basic remuneration for their time and services as is appropriate for our current resources and stage of development. We are in the process of creating a formal system of compensation designed to motivate, incentivise, and retain our key executives. Currently with his appointment on September 8, 2014, we entered into an Executive Employment Agreement (the “Agreement”) with our CEO, Mr. Chadsey. Under the Agreement, Mr. Chadsey will serve as our CEO and a member of the Board for three (3) years. He will be paid a minimum base annual salary of $150,000, subject to annual review. In addition to annual salary, the Agreement provides Mr. Chadsey with a grant of common stock equal to a total of fifteen percent (15%) of our issued and outstanding common stock, or 4,398,207 shares under current figures. The stock grant will vest in annual phases over the course of the term of the agreement. The objectives of the Agreement with Mr. Chadsey are to provide him with an appropriate base salary, to vest him with the opportunity to earn substantial ownership in the company, and to provide him with an incentive for longevity in office.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Chadsey, CEO	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Steven Cabouli, President	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Orlando LaCalle, Chief Marketing Officer	2014 2013	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Jerry Chatel, former officer	2014 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Phillip Stromer, former officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our current executive officers, Jack Chadsey, Steven Cabouli and Orlando LaCalle, did not serve during our last two fiscal years. Former officers Jerry Chatel and Phillip Stromer did not receive any compensation for their service as officers. Except with regard to Jack Chadsey, as disclosed above, we presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jack Chadsey, CEO	—	—	—	—	—	—	—	—	—
Steven Cabouli, President	—	—	—	—	—	—	—	—	—
Orlando LaCalle, Chief Marketing Officer	—	—	—	—	—	—	—	—	—
Jerry Chatel, former officer	—	—	—	—	—	—	—	—	—
Phillip Stromer, former officer	—	—	—	—	—	—	—	—	—

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Cabouli	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Jack Chadsey	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Carl Rosen	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Charles Ng	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Anthony Durkacz	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Jerry Chatel, former director	-0	-0	-0	-0	-0	-0	-0
Phillip Stromer, former director	-0	-0	-0	-0	-0	-0	-0

Narrative Disclosure to the Director Compensation Table

We did not provide any compensation to directors for their service as directors during the last fiscal year. Compensation arrangements for our current directors have not been formally documented but are in process of being finalized. Consulting agreements with directors are likewise the subject of current discussion and will require future approval by the full board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 33,919,419 shares common stock issued and outstanding.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Steven Cabouli 7394 Trade Street San Diego, CA 92121	8,221,230	24.24%
Common Stock	Jack B. Chadsey(4) 600 Coral Way, Fl. 2 Coral Gable, FL 33134	4,664,877	13.75%
Common Stock	Anthony Durkacz(5) 3006-2045 Lakeshore Blvd. West Toronto, ON M8V 2Z6	1,337,850	3.9%
Common Stock	Carl E. Rosen 59 Shelter Rock Road Stamford, CT	100,000	0.29%
Common Stock	Charles Ng 3345 Blackhawk Meadow Dr. Danville, CA 94506	100,000	0.29%
Common Stock	Orlando LaCalle P.O. Box 565577 Miami, FL 33256	978,770	2.89%
Total of All Current Directors and Officers:
Common Stock		15,402,727	45.40%
More than 5% Beneficial Owners
Common Stock	7806221 Canada, Inc.(2) 71 Clairton Crescent Toronto, ON M6N 2M7	1,841,636	6.24%
Common Stock	Donal Carroll(3) 55 North Dr. Toronto, ON M9A 4R1	2,446,570	8.29%

(1)

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

(2)

The total shares for 7806221 Canada, Inc. include 1,714,384 shares of common stock and warrants to purchase an additional 127,252 shares of common stock at a price of $0.20, exercisable for 2 years. Mr. Bernard Adamski is the President of 7806221 Canada, Inc., and, in that capacity, has the authority to direct voting and investment decisions regarding its common stock.

(3)	The total shares for Donal Carroll include 1,623,285 shares of common stock, warrants to purchase 156,618 shares of common stock at a price of $0.20 per share, exercisable for 2 years, and warrants to purchase 666,667 shares of common stock at a price of $0.60 per share, exercisable for 2 years
(4)	The total shares for Jack B. Chadsey include 4,581,542 shares of common stock and warrants to purchase 83,335 shares of common stock at a price of $0.60 per share, exercisable for 2 years
(5)	The total shares for Anthony Durkacz include 388,885 shares of common stock,warrants to purchase 388,885 shares of common stock at $0.20 per shares, exercisable for 2 years, and 560,080 shares owned by First Republic Capital Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

With the exception of our reverse merger closed July 21, 2014, and except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

1. Our balance sheets reflect the sum of $61,833 due from shareholder. This obligation, which arose during the time when iWallet Corporation was a privately held company and is due from our President and CEO, Steven Cabouli. This obligation is non-interest bearing, unsecured and due on demand. There is no written agreement or specific terms of repayment for this obligation. We expect that it will be settled in the near future.

2. Concurrent with his appointment on September 8, 2014, we entered into anExecutive Employment Agreement (the “Agreement”) with our CEO, Jack Chadsey. Under the Agreement, Mr. Chadsey will serve as our CEO and a member of the Board for three (3) years. He will be paid a minimum base annual salary of $150,000, subject to annual review. In addition to annual salary, the Agreement provides Mr. Chadsey with a grant of common stock equal to a total of fifteen percent (15%) of our issued and outstanding common stock, or 4,398,207 shares under current figures. The stock grant will vest in annual phases over the course of the term of the agreement.

3. One of our directors, Carl Rosen, has provided advisory services to our company as needed and on an hourly basis through his consultancy firm, Shelter Rock International, LLC. Generally, these services have been provided at a rate of $225 per hour under a Consulting and Advisory Service Agreement executed with our accounting predecessor. We expect that the agreement will be updated and ratified by our current board in the near future.

4. One of our directors, Anthony Durkacz, is a majority owner of First Republic Capital Corporation (“First Republic”). First Republic is a securities broker based in Canada that assisted with our private placement of common stock closed July 21, 2014.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Charles Ng and Carl Rosen are independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2014
June 30, 2013	$5,800	$4,950	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Merger Agreement(1)
3.1	Articles of Merger(1)
3.2	Articles of Incorporation(2)
3.3	By-laws(2)
10.2	Executive Employment Agreement with Jack B. Chadsey(4)
10.3	Consulting and Advisory Service Agreement with Shelter Rock International, LLC(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Current Report on Form 8-K/A filed July 31, 2014.

(2) Incorporated by reference to Registration Statement on Form S-1 filed August 12, 2010.

(3) Incorporated by reference to Registration Statement on Form S-1 filed September 5, 2014.

(4) Incorporation by reference to Current Report on Form 8-K filed September 9, 2014

(5) Incorporated by reference to Current Report on Form 8-K filed October 7, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iWallet Corporation

By: /s/ Jack B. Chadsey

Jack B. Chadsey

Chief Executive Officer, Principal Financial Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 By: /s/ Jack B. Chadsey

Jack B. Chadsey

Chief Executive Officer, Principal Financial Officer and Director

By: /s/ Steven Cabouli

Steven Cabouli

President and Director

By: /s/ Anthony Durkacz

Anthony Durkacz

Director

