Form 10-K/A
period 2014-06-30
iWallet Corp
filed 2014-10-16
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iWallet Corporation (the “Company”) for the year ended June 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 15, 2014. The Amendment is being filed to submit Exhibit 101 in its entirety as well as included minor changes to the balance sheet and financial footnotes.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 14, 2013

QUEENSRIDGE MINING RESOURCES, INC.

BALANCE SHEETS

AS OF JUNE 30, 2014 AND JUNE 30, 2013

	June 30, 2014	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,089
TOTAL ASSETS	$—	$2,089
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accrued expenses (note 4)	$113,155	$105,330
Accrued interest – related party (note 3)	4,245	2,269
Shareholder loans (note 2)	12,590	12,590
Notes payable – related party (note 3 & 7)	42,382	—
Total Current Liabilities	172,372	120,189
Long – Term Liabilities
Notes payable – related party (note 3 & 7)	—	29,985
Total Liabilities	172,372	150,174
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 6,427,800 shares issued and outstanding (note 5)	6,428	6,428
Additional paid in capital	32,372	32,372
Deficit	(211,172)	(186,885)
Total Stockholders’ Deficit	(177,372)	(148,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$2,089

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

QUEENSRIDGE MINING RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The related party is the controlling shareholder of the Company. The notes are unsecured, bear interest at 5% per annum and are due from March 2015 to November 2015 as follows:

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

The Company’s non-capital income tax losses expire as follows:

2030	$11,545
2031	88,329
2032	37,802
2033	49,174
2034	19,286
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

July 1, 2012 to June 30, 2013

	Queensridge	iWallet	Pro forma adjustments	Combined entity
Total sales	$—	$111,650	$—	111,650
Total net and comprehensive loss for the year	($49,174)	$(146,419)	$98,911	($96,682)

July 1, 2013 to June 30, 2014

	Queensridge	iWallet	Pro forma adjustments	Combined entity
Revenue	$—	$91,902	$—	$91,902
Total net and comprehensive loss for the year	$24,287	($480,950)	$148,085	$(357,152)

Immediately prior to the Merger, a former controlling shareholder, received a transfer of all assets and agreed to cancel and/or assume all liabilities related to Queensridge’s pre-acquisition business. The transfer resulted in a gain on transfer of assets of $148,085 for the year ended June 30, 2014 (2013 - $98,911). Philip Stromer, received a transfer of all of Company’s rights and title in certain mining claims located in Newfoundland, Canada under License No. 020848M and agreed to release debt owing to him of $42,382 and $12,950.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2014	$ 0	$ 0
June 30, 2013	$5,800	$4,950	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Merger Agreement(1)
3.1	Articles of Merger(1)
3.2	Articles of Incorporation(2)
3.3	By-laws(2)
10.2	Executive Employment Agreement with Jack B. Chadsey(4)
10.3	Consulting and Advisory Service Agreement with Shelter Rock International, LLC(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

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

