Form 10-Q
period 2014-09-30
iWallet Corp
filed 2014-11-19
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,919,419 as of November 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-3	Condensed Interim Statement of Changes in Shareholders’ (Deficiency) Equity (Unaudited) for the nine months ended September 30, 2014 and 2013 and December 31, 2013;
F-4	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited);
F-5	Notes to Condensed Consolidated Interim Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

iWallet Corporation

Condensed Interim Balance Sheets

September 30, 2014 and December 31, 2013

	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$1,021,008	$250,718
Funds held in attorney trust (note 8)	—	39,705
Accounts receivable, net of allowance for doubtful accounts (nil)	52,035	4,575
Deposits and deferred costs (note 9)	184,344	23,086
Inventory (note 4)	107,219	20,361
Due from shareholder (note 7)	127,794	61,833
	1,492,400	400,278
Intangible assets (note 5)	101,778	96,715
	$1,594,178	$496,993
Liabilities
Current liabilities
Bank indebtedness - current (note 6)	$4,618	$5,539
Accounts payable	103,931	126,317
Accrued liabilities (notes 8,)	113,151	3,062
Due to related party (note 7)	16,475	37,842
Advances from investor (note 7)	474	69,678
Convertible debentures (notes 8, 11 &12)	—	354,000
Tooling commitment liability (note 9)	90,359	105,816
	329,008	702,254
Bank indebtedness - long-term (note 6)	14,624	17,540
	343,632	719,794
Shareholder's (deficiency) equity
Common stock, par value $0.001, 75,000,000 shares authorized; 33,919,419 issued (December 31, 2013 - 10,000,000) (note 11)	33,919	10
Shares to be issued	694	—
Additional paid-in capital	3,128,889	1
Deficit	(1,912,956)	(222,812)
	1,250,546	(222,801)
	$1,594,178	$496,993

Going Concern (note 1); Commitments and Contingencies (note 13)

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corporation

Condensed Interim Statements of Operations and Comprehensive Loss

for the three and nine month periods ended September 30, 2014 and 2013 (unaudited)

	3 months	3 months	9 months	9 months
	ending	ending	ending	ending
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales	$64,476	$13,139	102,615	$45,145
Cost of sales	45,216	6,307	80,469	25,988
Gross profit	19,260	6,832	22,146	19,157
Expenses
Legal and professional fees	478,313	4,695	698,342	21,046
Share based compensation (note 11)	402,945	—	402,945	—
Debt discount accretion (note 8)	289,991	1,382	289,991	2,358
Subcontractor fees	77,883	—	186,983	—
Office and general expenses	40,373	2,845	66,777	5,068
Research and development	41,506	—	53,039	1,387
Travel	9,882	338	26,868	3,492
Interest and other finance charges	2,131		15,083
Rent	7,500	—	12,000	—
Provision for loss (recovery) on tooling commitment (note 9)	(48,414)	—	(48,414)	139,213
Amortization of intangible assets	2,901	1,862	8,676	5,494
	1,305,011	11,122	1,712,290	178,058
Loss before recovery of income taxes	(1,285,751)	(4,290)	(1,690,144)	(158,901)
Recovery of income taxes (note 10)	—	—	—	(4,247)
Net and comprehensive income (loss)	$(1,285,751)	$(4,290)	(1,690,144)	$(154,654)
Net and comprehensive loss per share basic and diluted (note 14)	$(0.05)	$(0.00)	(0.12)	$(0.02)
Weighted average number of shares outstanding basic and diluted (note 14)	26,310,468	10,000,000	14,111,132	10,000,000

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corporation

Condensed Interim Statement of Changes in Shareholder's (Deficiency) Equity

for the nine month periods ended September 30, 2014 and 2013 and year ended December 31, 2013 (unaudited)

	Shareholder's
	Class A Common Shares		Shares	Additional		(Deficiency)
	Shares	Amount	to be issued	Paid-in Capital	Deficit	Equity
Balance, January 1, 2013	10000000	10000	$—	(9989)	4109	4120
Net loss	—	—	—	—	(154654)	(154654)
Balance. September 30, 2013	10000000	10000	—	(9989)	(150545)	(150534)
Net loss	—	—	—	—	(72267)	(72267)
Balance, December 31, 2013	10000000	10000	—	(9989)	(222812)	(222801)
Reverse recapitalization of Queensridge	9037147	9037	—	(9037)	—	—
Issuance of common stock units under private placement	6662335	6662	—	1992038	—	1998700
Issuance cost – common stock units under private placement	—	—	—	(204790)	—	(204790)
Issuance of common stock units to convertible debenture holders	3222120	3222	—	673423	—	676645
Conversion benefit of convertible debentures	—	—	—	289991	—	289991
Issuance of common stock units for services (underwriters)	599610	600	—	(600)	—	—
Issuance of common stock units to management	4398207	4398	—	397853	—	402251
Shares to be issued to management	—	—	694	—	—	694
Net loss	—	—	—	—	(1690144)	(1690144)
Balance, September 30, 2014	33919419	33919	694	3128889	(1912956)	1250546

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corporation

Condensed Interim Statements of Cash Flows

for the nine month periods ended September 30, 2014 and 2013 (unaudited)

	2014	2013
Cash flow from operating activities
Net and comprehensive loss for the period	$(1,690,144)	(154,654)
Items not affecting cash
Amortization of intangible assets	8,676	5,494
Provision for loss (recovery) on tooling commitment (note 9)	(48,414)	139,213
Recovery of income taxes	—	(4,247)
Debt discount accretion	289,991	—
Interest accrued on convertible debentures	13,645	—
Share based compensation	402,945	—
	(1,023,301)	(14,194)
Non-cash operating items resulted from changes in:
Accounts receivable	(47,460)	3,640
Deposits and deferred costs	(128,301)	(3,800)
Inventory	(86,858)	13,742
Accounts payable	(22,386)	(34,684)
Accrued liabilities	110,089	44,949
	(1,198,217)	9,653
Cash flow from investing activities
Expenditures on intangible assets	(13,739)	(7,008)
	(13,739)	(7,008)
Cash flow from financing activities
Funds repaid (advanced) to related party	(21,367)	315
Funds advanced to shareholder	(65,961)	(21,419)
Receipt of funds held in attorney trust	39,705	—
Repayment of bank indebtedness	(3,837)	(4,798)
Advances from investor	11,796	—
Proceeds from issuance of convertible debentures	228,000	31,915
Proceeds from issuance of common stock units for cash	1,793,910	—
	1,982,246	6,013
Increase in cash	770,290	8,658
Cash, beginning of period	250,718	13,462
Cash, end of period	$1,021,008	$22,120

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corporation

Notes to Condensed Interim Financial Statements

September 30, 2014 and 2013 (unaudited)

1. Nature of Business and Going Concern

iWallet Corporation ("the Company") is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

The Company was incorporated on November 18, 2009 in the State of California and is located at 7394 Trade Street, San Diego, California 92121. On July 21, 2014 the Company merged with iWallet Acquisition Corporation (the “Acquisition Sub”), a subsidiary formed by Queensridge Mining Resources, Inc. (“Queensridge”) for purposes of the Merger, which resulted in the Company becoming a wholly-owned subsidiary of Queenridge. Immediately following the merger the Acquisition Sub merged with and into Queensridge. Queensridge immediately changed its name to iWallet Corporation and is continuing the business of iWallet as its only line of business.

The Company began trading in the United States of America (“USA”) on the OTCQB Exchange under the ticker symbol IWAL.

The condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

As of September 30, 2014, the Company has incurred a deficit of $1,912,956 (December 31, 2013 - $222,812) and has significant losses and negative cash flows from operations. The Company completed a public listing transaction which raised additional funds and includes warrant agreements which may provide additional funds. However, there is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

3. Recently Issued Accounting Standards and Recently Adopted Accounting Pronouncement

Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. The FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. Adoption of the accounting pronouncement does not have a material effect on these accompanying condensed interim financial statements.

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

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organiziation’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the condensed interim financial statements of adopting ASU 2014-15 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim financial statements.

4. Inventory

	September 30,	December 31,
	2014	2013
Raw materials and components	$66,278	$—
Finished goods	40,941	20,361
	$107,219	$20,361

5. Intangible Assets

			September 30,
			2014
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$68,116	$14,398	$53,718
Trademarks	15,037	4,348	10,689
Software	40,000	2,629	37,371
	$123,153	$21,375	$101,778

			December 31,
			2013
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$65,930	$9,375	$56,555
Trademarks	13,484	3,324	10,160
Software(i)	30,000	—	30,000
	$109,414	$12,699	$96,715

(i)	The Company purchased software from an arm's length third party in December 2013; accordingly, although ready for use, the costs were not amortized as any amortization would have been insignificant.
Amortization for the nine month period ended September 30, 2014 is $8,676 (September 30, 2013 - $5,494).
Amortization for the three month period ended September 30, 2014 is $2,901 (September 30, 2013 - $1,862)
F-6

6. Bank Indebtedness

The bank indebtedness of the Company consists of a secured line of credit with a limit of $35,000 bearing interest at the annual prime rate plus 1.25%, which as at September 30, 2014 and December 31, 2013 was 4.5%, and with monthly repayments determined as follows:

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

Security for the line of credit is the cash in the chequing account held with the bank.

	September 30,	December 31,
	2014	2013
Line of credit	$19,242	$23,079
Less: current portion - estimated based on (a)(i) above	(4,618)	(5,539)
	$14,624	$17,540

Principal repayments estimated based on (a)(i) above as at September 30, 2014:
2014 (remaining three months)	$1,155
2015	5,213
2016	5,213
2017	3,043
$14,624

7. Related Party Balances

	September 30,	December 31,
	2014	2013
Current assets
Due from shareholder	$127,794	$61,833
Current liabilities
Due to related party	$16,475	$37,842
Advances from investor	$474	$69,678

The above balances are non-interest bearing, unsecured and due on demand. The related party is a shareholder of the Company and former CEO.

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

8. Convertible Debentures

In December of 2013, the Company entered into a series of secured convertible debenture agreements (the "convertible debentures") with various investors amounting to $354,000, of which $39,705 was held in attorney's trust to fund related closing costs. During the three months ending March 31, 2014 the Company closed on an additional $83,000 of convertible debentures with the same terms, bringing the total convertible debentures outstanding as at March 31, 2014 to $437,000. During the three months ending June 30, 2014 the Company closed on an additional $226,000 of convertible debentures with the same terms, inclusive of $81,000 of advances from investor formalized into a convertible debenture during the period (note 7), bringing the total convertible debentures outstanding as at June 30, 2014 to $663,000. The convertible debentures bear interest at 5% per annum calculated monthly and payable on maturity and had an original maturity date of June 30, 2014. During the quarter ended June 30, 2014, the Company extended the maturity to August 15, 2014, including the formalization of the advances from investor in note 7. As at September 30, 2014, the amount of interest paid is $13,645 upon conversion. The amount of interest accrued as of December 31, 2013 was $200.

Each convertible debenture contains a conversion option contingently exercisable upon the approval from the Securities and Exchange Commission or the TSX Venture Exchange for listing of its common shares. The conversion price is based on the price at which the Company sells or issues common shares or units, less a discount of 30%. A unit would consist of one common stock and one common stock purchase warrant entitling the holder to purchase one additional common share at an exercise price of $0.20 and with a term of 24 months. Similarly, the Company has the option to force conversion upon approval of a public listing at the same conversion price.

On July 21, 2014, the Company completed the Transaction and forced conversion of the aggregate of $663,000 Convertible Debentures and $13,645 of accrued interest into 3,222,120 common stock and common stock purchase warrants at an exercise price of $0.20 and with a term of 24 months (see notes 11 and 12). Upon the occurrence of the public listing, the conversion feature of the Convertible Debenture was “in the money” and is therefore deemed to contain a beneficial conversion feature. The conversion price to the debenture holders is the price at which the Company issues common shares, less a 30% discount. The Company measured and recognized the conversion feature as a debt discount and an adjustment to additional paid-in capital of $289,991.

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

On August 24, 2013, the Company entered into a revised agreement with the supplier that extended the term another twelve months to August 24, 2014. As of September 30, 2014, the Company had still not reached the contracted level of purchases however, a new contract is under negotiation.

The tooling commitment deposit is included in deposits and deferred costs and is capitalized into inventory as units are purchased based on the 5,000 unit commitment. The tooling commitment liability becomes due and is recognized into accounts payable as units are purchased and the corresponding deferred costs are capitalized into inventory, all of which is based on the 5,000 unit commitment.

During 2013, it was determined that based on the actual sales realized in 2013, the Company would likely not be able to meet the 5,000 unit commitment order. Accordingly, the deferred costs related to excess units was recognized as a provision for loss on the tooling commitment of $139,213 in the condensed interim statement of operations and comprehensive (loss).

During 2014, the actual sales realized in 2014 exceeded initial budgeted sales. As such the Company recognized a recovery on the tooling commitment of $48,414. This resulted in a reduction of the initial tooling commitment loss of $139,213 as of December 31, 2013 to $90,799 as of September 30, 2014.

	September 30,	December 31,
	2014	2013
Tooling commitment deposit	$36,701	$41,119
Tooling commitment deferred costs	85,490	100,947
	122,191	142,066
Provision for loss on tooling commitment	(90,799)	(139,213)
Tooling commitment deposit and deferred costs	$31,392	$2,853
Other prepaid deposits and insurance	152,952	20,233
	$184,344	$23,086
Tooling commitment liability	$90,359	$105,816

10. Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period.   The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of September 30, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company had no income tax expense on its $1,434,296 pre-tax loss for the nine months ended September 30, 2014.   The Company recognized no income tax expense based on its $158,901 pre-tax loss for the nine months ended September 30, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.   The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.   As of September 30, 2014 and December 31, 2013, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2014:

Federal 2009 – present

State 2009 – present

11. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 33,419,429 shares of Common Stock issued and outstanding as of September 30, 2014.

	No. of shares	Amount
Balance January 1, 2013 and December 31, 2013 (i)	10,000,000	$10,000
Recapitalization adjustment (ii)	9,037,157	9,037
Issuance of shares under private placement (iii)	6,479,002	6,479
Issuance of shares under private placement (iv)	183,333	183
Issuance of shares for services (iii)(iv)	599,610	600
Issuance of shares to convertible debenture holders (v)	3,222,120	3,222
Issuance of shares to employees (vi)	4,398,207	4,398
Balance September 30, 2014	33,919,419	$33,919

On July 21, 2014, the Company entered into a merger agreement with Queenridge Mining Resources Inc. (“Queensridge”) to complete the Merger whereby all of the issued and outstanding common stock of the Company will be exchanged for shares of Queensridge.

(i) The holder of the common shares of the Company exchanged their shares on a pro-rata basis for 10,000,000 newly-issued shares of common stock prior to the closing of the Merger.

(ii) The total number of Queensridge common shares issued and outstanding as of June 30, 2014 was 6,428,084 with a par value of $0.001 for a total of $6,428. On July 10, 2014 Queensridge completed a stock split transaction of the authorized and outstanding common stock. As a result, the authorized shares of common stock capital increased to 34,113,790. On July 21, 2014 prior to the Merger, Mr. Philip Stromer and certain other shareholders cancelled 25,076,643 shares. As a result, the remaining number of shares outstanding prior to the Merger was 9,037,157.

(iii) Concurrently with the Merger, the Company closed a Private Placement of 6,749,002 units (each a “Unit”) at $0.30 per Unit for gross proceeds of $1,943,701. Each Unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

The agent of the Private Placement received 583,110 broker Units at an exercise price of $0.60 per Unit for a period of two years. Each Unit is comprised of one share of Common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

The agent of the Private Placement received cash compensation of 9% of the gross proceeds of the financing for a total of $174,933 plus additional costs of $23,433 for legal expenses.

(iv) On September 2, 2014, the Company closed an additional private placement of 183,333 units at $0.30 per Unit for gross proceeds of $55,000. Each Unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

The agent of the Private Placement received 16,500 broker Units at an exercise price of $0.60 per Unit for a period of two years. Each Unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

The agent of the Private Placement received cash compensation at 9% of the gross proceeds of the financing for a total of $4,950 plus additional costs of $3,840 for legal expenses.

(v) In connection with the closing of the Merger, the Company issued 3,222,120 units at a price of $0.30 per Unit upon conversion of the Convertible Debentures for gross proceeds of $663,000 (see note 8). Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.20 for a period of two years from conversion date.

(vi) On September 2, 2014 the Company entered into an agreement with the Chief Executive Officer (CEO) to issue 4,398,207 shares, or 15% of the Company’s outstanding common stock as of July 21, 2014 for a total value of $1,319,462. The shares will vest as to 1,172,855 on each of September 2, 2014, August 31, 2015 and August 31, 2016, and 879,642 shares on August 31, 2017. As of September 30, 2014 1,172,855 shares have been awarded to the CEO, with remaining amounts to be awarded on each anniversary date. As at September 30, 2014 a total of $402,251 has been expensed as stock-based compensation using the graded vesting method.

To account for subsequent dilution, the CEO is too maintained at 15% ownership at the end of the initial term August 31, 2017. Additional equity shall be issued and vested on each anniversary date. Subsequent to the agreement, the Company completed a private placement (note 11 (iv)) for 199,833 common stock. The member of management is to be issued an additional 29,975 common stock. As of September 30, 2014, $694 has vested which are presented as shares to be issued and expensed as stock-based compensation using the graded vested method.

12. Warrants

The following is a continuity schedule of the Company’s common stock purchase warrants:

	No. of warrants	Exercise Price
Outstanding and exercisable, December 31, 2013	—	—
Issued July 21, 2014	6,479,002	$0.6
Issued July 21, 2014 – broker warrants	583,110	$0.6
Conversion of convertible debentures	3,222,120	$0.2
Issued September 2, 2014	183,333	$0.6
Issued September 2, 2014 – broker warrants	16,500	$0.6
Expired	—	$—
Outstanding and exercisable, September 30, 2014	10,484,065	$0.48

The following is a summary of the common stock purchase warrants outstanding as of September 30, 2014:

Exercise Price ($)	No. of warrants	Expiry date
0.6	7,062,112	21-Jul-16
0.2	3,222,120	21-Jul-16
0.6	199,833	2-Sep-16
	10,484,065

13. Commitments and Contingencies

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

Warranty Provisions

The Company is also exposed to warranty contingencies associated with the iWallet and has recorded a provision for these for the period ended September 30, 2014 of $5,840 and the year ended December 31, 2013 of $3,062 included in accrued liabilities, however, the actual amount of loss could be materially different.

The actual warranty claims for the nine month period ended September 30, 2014 is $6,227 (nine month period ended September 30, 2013 - $3,169) included in cost of sales. The actual warranty claims for the three month period ended September 30, 2014 is $3,200 (three month period ended September 30, 2013 - $286).

14. Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude all potentially dilutive shares since their effect in anti-dilutive.

15. Segmented Reporting

All of the Company's long-lived assets are located in the United States.

During the nine month period ended September 30, 2014, the majority of the sales were domestic; however total international sales accounted for 8%. During the nine month period ended September 30, 2013, 54% of total sales were domestic while 46% of total sales were international. Of the 54% of international sales, Canada accounted for 11% of total sales. No other individual countries were in excess of ten percent of total sales.

During the three month period ended September 30, 2014, the majority of sales were domestic; however total international sales accounted for 5% of total sales. During the three month period ended September 30, 2013, 47% of total sales were domestic while 53% of total sales were international. Of the 53% international sales, Canada accounted for 20% and New Zealand accounted for 13% of total sales. No other individual countries were in excess of ten percent of total sales.

16. Risk Management

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. For the nine month period ended September 30, 2014, one customer accounted for 52% of the Company’s total revenue (nine months ended September 30, 2013 – 10%).

For the three month period ended September 30, 2014, one customer accounted for 82% of the Company’s total revenue (three months ended September 30, 2013 – 35%).

As at September 30, 2014 one customer accounted for 100% of the accounts receivable balance (December 31, 2013 – 100%).

Economic Dependence

For the period ended September 30, 2014 the Company purchased 100% (2013 - 100%) of its wallet inventory from one vendor.

The accounts payable to this vendor is reflected in the carrying amount of the tooling commitment liability (see note 9).

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

Description of Business

We are a designer and developer of innovative, physical, personal security products that incorporate the latest security and communication technologies to protect against identity, personal and financial information theft. iWallet is a registered trademark in the United States. Our flagship product is a biometric locking luxury storage case that protects cash, credit cards and personal information with a proprietary fingerprint security system. The iWallet features a carbon fiber or aluminum chassis and protects credit cards from being read by many types of RF devices in public spaces. Using a free app, iWallet owners can tether the iWallet to a supported smart device. A proximity alarm sounds on both devices when separated by about five meters. In addition, GPS tracking capabilities are expected to be available on future models.

We are based in San Diego, California and our business was originally founded in 2009. The initial version of the iWallet generated sales of over $700,000 in the first eighteen months following its launch. With improved designs and a better manufacturing partner, iWallet is ready to re-launch the product on a larger scale. Established sales channels include Neiman Marcus in North America, Harrods in England, Highline Peak Group in Canada, and NeedItWantItGadgets in New Zealand. Our prospective sales channels include Dufry, Touch of Modern, Skymall, Travelsmith, Hammacher Schlemmer, and co-branding for Montblanc, Porsche Design, Ducati, Gucci, and Bugatti. We own the trademark “iWallet” for secure luxury storage cases connected to smartphones in the USA and have patents worldwide. We have been licensed by Apple Inc. as an official Accessory Developer.

Products and Technology

At this time, we are preparing to re-launch its flagship product and the iWallet 2.0. The suggested retail price will be $529. The new iWallets are expected to have the following features:

•	Sleek, compact industrial design with carbon fiber case
•	Pairs with the owner’s cellular phone via bluetooth technology
•	Patented, exclusive tamper resistant locking mechanism utilizes innovative fingerprint biometric reader for unlocking
•	Unique latch control that only consumes power during latching hence providing extended battery life
•	RFID blocking capability for enhanced wireless protection
•	Speaker providing audible feedback
•	GPS tracking capabilities

Over the course of the next twelve months, we intend to bring the following additional products to market:

•	Storage devices with co-branding luxury partners
•	A secure passport case called the iPassport
•	A women’s iWallet version
•	A secure mobile personal safe to store pharmaceuticals in
•	A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are currently manufactured under contract by a manufacturer based in Zhuhai, China, Apollo Electronics. The suppliers for our raw materials are currently Future Electronics, Namiki Motors, Cotech Taiwan, Digital Persona, Avnet Electronics, Avnet Taiwan, and Apollo Electronics. Historically, our largest major customer has been Neiman Marcus, which has been the source of approximately 52% of our gross revenues over the past year. As we expand our sales and distribution channels, we expect that our customer base will diversify and that, in the future, our revenues will not be dependent upon one or a few major customers.

We hold both utility and design patents and patent applications. All of our current utility patents will remain in effect until September 14, 2027. The duration of our design patents varies by country. The expiration dates of our current design patents, by country, is as follows:

Canada	June 10, 2023
Europe	December 9, 2036
China	December 12, 2021
Japan	May 18, 2032
Russia	December 13, 2036
Singapore	December 9, 2026
Taiwan	December 9, 2023

Market and Competition Overview

Our primary target demographic will be consumers who are in the market for high-end luxury secure storage cases and similar accessories. We do not believe that the $500 approximate retail price to the end user will be an obstacle for our initial target demographic.  The carbon fiber process is labor intensive to manufacture. High net worth individuals appreciate the advantages of carbon fiber construction and spend tens of thousands of dollars outfitting their automobiles and other accessories.

A comparison of the iWallet to the leather or canvas sure storage accessories currently offered by several major fashion designers is below:

Brand	Model	Price	Material	Bluetooth (Anti-theft/loss)	Fingerprint Reader	RFID Anti-Theft	Owner Access Only
Cartier	Santos de Cartier	$380	Leather	No	No	No	No
Salvatore Ferragamo	Bifold	$350	Leather	No	No	No	No
Louis Vuitton	Classic	$565	Canvas	No	No	No	No
Gucci	Bifold	$550	Canvas	No	No	No	No
iWallet	Slim	$529	Carbon Fiber	Yes	Yes	Yes	Yes

We believe the security, high technology, slim design, and carbon fiber construction of the iWallet can position it to compete for a share of the luxury secure accessories market.

Sales, Distribution and Growth Strategy

Our plan for marketing and raising awareness for the iWallet includes the following strategies:

•	Sell and market at major trade shows that attract global buyers such as the CES.

•	Align iWallet with a high profile celebrity as the face for iWallet.

•	Optimize website to gain greater distributor inquiry, continued media attention and wider market accessibility through links to other major potential purchasers.

•	Continue worldwide media attention, primarily from BBC Worldwide, Fox News (Fox and Friends), and Discovery Channel.

Our established distribution channels for the iWallet, as originally launched, include the following:

•	Neiman Marcus in North America

•	Harrods in England

•	In Canada for Centurion (black card) Amex members, who will be able to redeem points in exchange for an iWallet through Highline Peak Group

•	NeedItWantItGadgets in New Zealand

The following are current prospective sales channels:

•	Private branding for Montblanc, Porsche Design, Ducatti, Gucci, and Bugatti. We are currently in partnering or licensing discussions with all of these companies.

•	Dufry, a global duty free company with 1,100 locations in 45 countries

•	Touch of Modern

•	Skymall

•	Travelsmith

•	Hammacher Schlemmer

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

Results of Operations for the Three and Nine Months ended September 30, 2014 and 2013.

During the three months ended September 30, 2014, we generated sales of $64,476. Our cost of sales was $45,216, resulting in gross profit of $19,260. Our expenses for the three months ended September 30, 2014 were $1,305,011, and consisted of legal and professional fees of $478,313, share based compensation of $402,945, debt discount accretion of $289,991, subcontractor fees of $77,883, office and general expenses of $40,373, research and development of $41,506, travel expenses of $9,882, interest and bank fees of $2,131, rent of $7,500, and amortization of intangible assets of $2,901. We also recorded a recovery of $48,414 on our provision for a contractual tooling commitment. Our net loss for the three months ended September 30, 2014 was $1,285,751. By comparison, during the three months ended September 30, 2013, we generated sales of $13,139. Our cost of sales was $6,307, resulting in gross profit of $6,832. Our expenses for the three months ended September 30, 2013 were $11,122, and consisted of legal and professional fees of $4,695, office and general expenses of $2,845, travel expenses of $338, interest and other finance charges of $1,382, and amortization of intangible assets of $1,862. Our net loss for the three months ended September 30, 2013 was $4,290.

During the nine months ended September 30, 2014, we generated sales of $102,615. Our cost of sales was $80,469 resulting in gross profit of $22,146. Our expenses for the nine months ended September 30, 2014 were $1,712,290, and consisted of legal and professional fees of $698,342, share based compensation of $402,945, debt discount accretion of $289,991, subcontractor fees of $186,983, office and general expenses of $66,777, research and development of $53,039, travel expenses of $26,868, interest and bank fees of $15,083, rent of $12,000, and amortization of intangible assets of $8,676. We also recorded a recovery of $48,414 on our provision for a contractual tooling commitment. Our net loss for the nine months ended September 30, 2014 was $1,690,144. By comparison, during the nine months ended September 30, 2013, we generated sales of $45,145. Our cost of sales was $25,988, resulting in gross profit of $19,157. Our expenses for the nine months ended September 30, 2014 were $178,058, and consisted of legal and professional fees of $21,046, interest and other finance charges of $2,358, office and general expenses of $5,068, research and development of $1,387, travel expenses of $3,492, and amortization of intangible assets of $5,494, We also recorded a provision for loss on a tooling commitment in the amount of $139,213 and a provision for recovery of income taxes of $4,247. Our net loss for the nine months ended September 30, 2013 was $154,654.

Our expenses and net loss for the three and nine months ended September 30, 2014 were larger than in the same periods last year primarily due to increased legal and professional fees related to our preparations for becoming a public company, an increase in stock based compensation, and debt discount accretion. Our sales have also increased as a result of our launch of the iWallet 2.0 and increased marketing and distribution efforts.

Over the course of the remainder of the current fiscal year, we expect that our sales will increase significantly as we continue with our launch of the iWallet 2.0 and increase distribution of the product to various retailers and other outlets. In the final quarter of 2014, we expect to see increased revenues due to a ramp up of orders from our luxury retail partners for the holiday selling season. During 2014, we also made, and will continue to make, significant additional expenditures related to the continued development and expansion of our business. Specifically, the hiring of our new CEO, an increase in our marketing initiatives focused on new product introductions, new promotional and public relations materials, web site enhancements, and expenses related to new product design and development will result in increased expenses during the latter half of 2014. Furthermore, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these factors, to achieve profitability we will need to, among other matters, significantly increase our customer base and our distribution channels. We cannot assure you that we will be able to increase our revenue in this manner and achieve profitability on a consistent basis. As we expect to continue to invest in the development of our business, this investment could outpace growth in our revenue, and thereby impair our ability to achieve and maintain profitability.

Liquidity and Capital Resources

As of September 30, 2014, we had current assets of $1,492,400, consisting of cash in the amount of $1,021,008, deposits and deferred costs of $184,344, inventory of $107,219, a loan due from a shareholder of $127,794, and accounts receivable of $52,035. Our current liabilities as of September 30, 2014 were $329,008, and consisted of the current portion of long term bank debt in the amount of $4,618, accounts payable of $103,931, accrued liabilities of $113,151, amounts due to a related party of $16,475, advances from an investor of $474, and a liability for a manufacturer tooling commitment of $90,359. Our working capital as of September 30, 2014 was therefore $1,163,392.

In the months prior to our reverse merger, we engaged in a bridge financing transaction raising a total $663,000 through the sale of secured convertible promissory notes. Concurrent with the closing of the merger, these notes converted to 3,222,120 shares of common stock and 3,222,120 warrants to purchase shares of common stock at a price of $0.20, exercisable for two years.

Our bank indebtedness consists of a line of credit with a limit of $35,000, secured by cash on deposit in a checking account. The line bears interest at a rate of prime plus 1.25%. As of September 30, 2014, the balance owed was $19,242.

Immediately upon closing of our reverse merger, we closed a private offering of Units at a price of $0.30 per Unit, each Unit consisting of one (1) share of common stock and one (1) warrant to purchase one share of common stock at a price of $0.60 per share, exercisable for two (2) years. A total of 6,479,002 shares of common stock and 6,479,002 warrants were issued to subscribers in the offering. The gross proceeds from the offering, prior to the deduction of agreed selling commissions and expenses, were $1,943,701. Net of broker’s commissions and expenses, we received net proceeds of $1,745,335.

As a result of the funds obtained through the offering, we believe that we have sufficient capital to execute our business development plan for the immediate future. In order to continue our growth and development plan over the longer term, however, we will require additional financing. Management is currently seeking additional equity financing in order to fund the long term development of the company. There can be no assurance that we will be successful in raising additional funding, either through increased sales and debt and/or other equity financing arrangements. If we are not able to secure significant additional funding, the long term implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Going Concern

As of September 30, 2014, the Company has incurred a deficit of $1,912,956 (December 31, 2013 - $222,812) and has significant losses and negative cash flows from operations. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources and additional material weakness is our lack of a separate audit committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWallet Corporation

Date:	November 19, 2014

/s/ Jack Chadsey
By:	Jack Chadsey
Title:	Chief Executive Officer and Chief Financial Officer

