Form 10-K
period 2014-12-31
iWallet Corp
filed 2015-03-31
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-168775

iWallet Corp.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $686,969.27 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 33,919,419 as of March 26, 2015.

PART I

Item 1. Business

Principal Place of Business

Our principal offices are located at 7394 Trade Street, San Diego, California 92121.

Company Overview

We were incorporated as “Queensridge Mining Resources, Inc.” on January 29, 2010, in the State of Nevada for the purpose of engaging in mineral exploration. On July 21, 2014, we entered into a Merger Agreement with iWallet Corporation, a private California corporation, whereby we acquired all of the issued and outstanding common stock of iWallet Corporation through a subsidiary. Following this merger, we merged the subsidiary with and into our corporation, and changed our name to “iWallet Corp.” (‘iWallet”) as part of that process. As a result of entering into the Merger Agreement, we are in the business of designing and developing biometric locking cases and related physical, personal security products.

Description of Business

We are a designer and developer of innovative, physical, personal security products that incorporate the latest security and communication technologies to protect against identity, personal and financial information theft. iWallet is a registered trademark in the United States. Our flagship product is a biometric locking luxury storage case that protects cash, credit cards and personal information with a proprietary fingerprint security system. The iWallet features a carbon fiber which protects credit cards from being read by many types of RF devices in public spaces. Using Bluetooth Smart technology, iWallet owners can tether the iWallet to a supported smart device. A proximity alarm sounds on both devices when separated by about five meters. In addition, GPS tracking capabilities can be achieved through the same Bluetooth Smart technology and the smart phone.

In addition to our retail sales strategy, we also intend to focus on developing and licensing the following new technologies based upon our design and utility patents: biometric touch sensors coupled with Bluetooth Smart technology, Zero Passwords, voice and gesture recognition, and other biometric physical communication through iWallet products. We are working with outside software companies to enhance the firmware in all of our products.

We are based in San Diego, California and our business was originally founded in 2009. The initial version of the iWallet generated sales of over $700,000 in the first eighteen months following it launch. With improved designs and a better manufacturing partner, iWallet is ready to re-launch the product on a larger scale. Established sales channels include Stebis in Belgium, Luxemburg and the Netherlands, the Urban Collection Loyalty program in the U.S., UK and Canada, Peters Of Kensington in Australia, Hontus group, Planet Traveler in the U.S., Vivadi in Latin America, Brentano in the UK, and Gold Tree, LTD in Asia. We have been licensed by Apple Inc. as an official Accessory Developer.

Products and Technology

At this time, we are preparing to re-launch its flagship product and the iWallet 2.0. The suggested retail price will be $499. The new iWallets have the following features:

•	Sleek, compact industrial design with carbon fiber case
•	Pairs with the owner’s cellular phone via Bluetooth Smart technology
•	Patented, exclusive tamper resistant locking mechanism utilizes innovative fingerprint biometric reader for unlocking
•	Unique latch control that only consumes power during latching hence providing extended battery life
•	RFID blocking capability for enhanced wireless protection
•	Speaker providing audible feedback
•	GPS tracking capabilities through the user’s smart phone

Over the course of the next twelve months, we intend to bring the following additional products to market:

•	Storage devices with co-branding luxury partners
•	A secure passport case called the iPassport
•	A women’s iWallet version
•	A secure mobile personal safe in which to store pharmaceuticals
•	A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are currently manufactured under contract by a manufacturer based in Zhuhai, China, Apollo Electronics. The suppliers for our raw materials are currently Future Electronics, Namiki Motors, Cotech Taiwan, Digital Persona, Avnet Electronics, Avnet Taiwan, and Apollo Electronics. Historically, our largest major customer has been Neiman Marcus, which has been the source of approximately 51% of our gross revenues over the past year. As we expand our sales and distribution channels, we expect that our customer base will diversify and that, in the future, our revenues will not be dependent upon one or a few major customers.

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

Market and Competition Overview

Our primary target demographic will be consumers who are in the market for luxury secure storage cases and similar accessories. We do not believe that the $500 approximate retail price to the end user will be an obstacle for our initial target demographic.  The carbon fiber process is labor intensive to manufacture. High net worth individuals appreciate the advantages of carbon fiber construction and spend tens of thousands of dollars outfitting their automobiles and other accessories with this material.

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

We believe the security, high technology, slim design, and carbon fiber construction of the iWallet product offerings can position it to compete for a share of the luxury secure accessories market.

Sales, Distribution and Growth Strategy

Our plan for marketing and raising awareness for the iWallet includes the following strategies:

•	Sell and market at major trade shows that attract global buyers such as the CES.
•	Align iWallet with high profile celebrities, bloggers, etc. for product validation.
•	Optimize the company’s e-commerce strategy through a multi-lingual program which allows the customer to communicate in over 70 different languages.
•	Continue worldwide media attention, primarily from BBC Worldwide, Fox News (Fox and Friends), Discovery Channel.
•	Establish a global distribution network for the retail, incentive, and loyalty markets

Our established distribution channels for the iWallet, as originally launched, include the following:

•	Neiman Marcus in North America

•	Stebis in Belgium, Luxemburg and Netherlands

•	Urban Collection Loyalty program in US, UK and Canada
•	Peters of Kensington’s in Australia
•	Hontus Group/Planet Traveler in US (co-branded)
•	Vivadi in Latin America
•	Oak Incentives in Canada
•	Brentano in UK
•	Gold Tree, LTD in Asia

The following are current prospective sales channels:

•	Co-branding for Dunhill and Ducati as well as other potential luxury partners. We are currently in partnering or licensing discussions with these companies.

•	TUMI

•	Brookstone

•	Dept. of Justice

•	Internal Revenue Service

We plan to increase our consumer off take within newly gained distribution at major regional high-end department stores, luxury specialty stores, and to expand to private brand stores. Together with our distribution partners, we are targeting major national retail channels. We believe a partnership with any one leading national chain would be transformative. We intend to develop our website towards wider market accessibility through links to other major potential purchasers. We will continue to be featured in ingadget.com and gizmodo.com, where the iWallet has been dubbed “The Fort Knox of Wallets.” We will also begin limited selling efforts in key international markets using further regional distributors in Europe, Asia, Canada, Australia, and South America. We are also in discussions with distribution companies in key opportunity geographies.

Employees

In addition to our named executive officers, we also employ a Project Manager, an in-house bookkeeper, and an outside comptroller that serves on a part time basis.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 2. Properties

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA, and on the OTCQB tier of the electronic market place operated by OTC Markets, Inc. Our shares are currently quoted on the under the symbol “IWAL”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTC Markets, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	$1.0000	$0.3000
September 30, 2014	$1.0000	$0.0371
June 30, 2014	$0.0371	$0.0371
March 31, 2014	$0.0371	$0.0371

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	$0.0371	$0.0371
September 30, 2013	$0.0371	$0.0371
June 30, 2013	$0.0371	$0.0371
March 31, 2013	$0.0371	$0.0371

As of March 26, 2015, the last closing price for our common stock was $0.14 per share.

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

Holders of Our Common Stock

As of March 26, 2015, we had 33,919,419 shares of our common stock issued and outstanding, held by fifty-eight (58) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

•	In connection with our reverse merger on July 21, 2014, the previous shareholders of iWallet Corporation, a private California corporation, received 10,000,000 shares of our common stock. The 10,000,000 shares of our common stock which were issued to the former holders of common stock of iWallet Corporation on the effective date of the merger were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

•	Also on July 21, 2014, certain Secured Convertible Debentures previously issued by iWallet Corporation were converted to newly issued shares of our common stock and warrants. The former iWallet Corporation debenture holders were issued a total of 3,222,120 shares of common stock, and warrants to purchase 3,222,120 shares of common stock at a price of $0.20 per share, exercisable for two (2) years. These shares and warrants were also issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

•	Immediately upon closing of our reverse merger on July 21, 2014, we closed a private offering of Units at a price of $0.30 per Unit, each Unit consisting of one (1) share of common stock and one (1) warrant to purchase one share of common stock at a price of $0.60 per share, exercisable for two (2) years. A total of 6,479,002 shares of common stock and 6,479,002 warrants were issued to subscribers in the offering. In addition, a total of 583,110 Units were issued as compensation to certain licensed securities brokers who assisted with the offering. The offering was conducted pursuant to Rule 506 under Regulation D and was conditional upon the closing of the reverse merger. The offering was made to only to “accredited investors” as defined in Rule 501, and we did not engage in any general solicitation or advertising. The gross proceeds from the offering, prior to the deduction of agreed selling commissions and expenses, were $1,943,701. Net of broker’s commissions and expenses, we received net proceeds of $1,734,676. A total of forty (40) investors subscribed in the offering.

•	On September 2, 2014, we closed a small additional issuance of Units in an extension of the Units offering described above. Three subscribers purchased a total of 183,333 Units at $0.30 per Unit, for gross proceeds of $54,999.90

•	On September 2, 2014, we issued 4,398,207 shares of common stock to our Chief Executive Officer, Jack Chadsey, pursuant to the terms of his employment agreement

Securities Authorized for Issuance under Equity Compensation Plans

None.

Options and Warrants

We do not have any options issued and outstanding. We issued the following warrants to purchase common stock, all exercisable for a period of two (2) years from the date of issue.

•	7,261,945 warrants to purchase common stock at a price of $0.60 per share. 7,062,112 of these warrants will expire on July 21, 2016; 199,833 of these warrants will expire on September 2, 2016.

•	3,222,120 warrants to purchase common stock at a price of $0.20 per share, which will expire on July 21, 2016.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or, except with regard to the warrants described above, any rights convertible or exchangeable into shares of our common stock.

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

Results of Operations for the Years Ended December 31, 2014 and 2013.

Our total sales revenue for the year ended December 31, 2014 was $154,647. After cost of sales in the amount of $121,811, we recorded a gross profit of $32,836. Our expenses for the year ended December 31, 2014 were 2,457,112 and consisted of legal and professional fees of $805,181, share based compensation of $629,735, salaries and wages of $293,483, debt discount accretion of $289,991, office and general expenses of $231,597, research and development of $151,245, travel expense of $34,940, rent of $19,500, interest and finance charges of $14,917, amortization of intangible assets of $11,993, and positive recovery of a tooling commitment in the amount of $25,470. Our charge for share-based compensation represents the amount expensed in 2014 for shares of common stock issued to our CEO as compensation. The charge for debt discount accretion relates to the automatic conversion of certain convertible debentures to shares of common stock concurrently with our reverse merger in July of 2014. Note 8 to our financial statements should be reviewed for further information on this item. Our net loss for the year ended December 31, 2014 was $2,424,276.

By comparison, our sales for the year ended December 31, 2013 were $85,769. After cost of sales of $63,585, we recorded a gross profit of $22,184. Our total expenses for the year ended December 31, 2014 were $253,352 and we recorded a provision for income taxes of $4,247, resulting in a net loss of $226,921.

Our sales for the year ended December 31, 2014 were higher than last year due to our launch of the iWallet 2.0 and increased sales and marketing efforts. Our expenses and net loss for the year ended December 31, 2014 were larger than last year primarily due to increased professional fees related to our becoming a public company, charges for stock based compensation to executives, and increased operating expenses as we have begun to expand our operations and increase our marketing efforts.

In order to significantly increase our revenue base and achieve profitability we will need to, among other matters, significantly increase our customer base and our distribution channels. We cannot assure you that we will be able to increase our revenue in this manner and achieve profitability on a consistent basis. As we expect to continue to invest in the development of our business, this investment could outpace growth in our revenue, and thereby impair our ability to achieve and maintain profitability in the near future.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets of $958,613, consisting of cash in the amount of $465,847, funds held in attorney trust of $20,000, deposits and deferred costs of $211,534, inventory of $138,819, a loan due from a shareholder of $114,349, and accounts receivable of $8,064. Our current liabilities as of December 31, 2014 were $330,311, and consisted of the current portion of long term bank debt in the amount of $4,347, accounts payable of $235,391, accrued liabilities of $45,916, amounts due to a related party of $3,030, advances from an investor of $474, and a liability for a manufacturer tooling commitment of $41,153. Our working capital as of December 31, 2014 was therefore $628,302.

In the months prior to our reverse merger in July of 2014, we engaged in a bridge financing transaction raising a total $663,000 through the sale of secured convertible promissory notes. Concurrent with the closing of the merger, these notes converted to 3,222,120 shares of common stock and 3,222,120 warrants to purchase shares of common stock at a price of $0.20, exercisable for two years.

Our bank indebtedness consists of a line of credit with a limit of $35,000, secured by cash on deposit in a checking account. The line bears interest at a rate of prime plus 1.25%. As of December 31, 2014, the balance owed was $18,111.

Immediately upon closing of our reverse merger in July of 2014, we closed a private offering of Units at a price of $0.30 per Unit, each Unit consisting of one (1) share of common stock and one (1) warrant to purchase one share of common stock at a price of $0.60 per share, exercisable for two (2) years. A total of 6,479,002 shares of common stock and 6,479,002 warrants were issued to subscribers in the offering. The gross proceeds from the offering, prior to the deduction of agreed selling commissions and expenses, were $1,943,701. Net of broker’s commissions and expenses, we received net proceeds of $1,734,676.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going Concern

The financial statements included in this annual report have been prepared assuming we will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Pronouncements

We have reviewed all new accounting pronouncements and, except as set forth below, do not expect any new pronouncements or guidance to have an impact on our results of operations or financial position:

1. On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the financial statements of adopting ASU 2014-09 will be assessed by management.

2. On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the financial statements of adopting ASU 2014-15 will be assessed by management.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firms
F-2	Balance Sheets as of December 31, 2014 and 2013;
F-3	Statements of Operations for the years ended December 31, 2014 and 2013;
F-4	Statement of Stockholders’ Equity (Deficit) as of December 31, 2014;
F-5	Statements of Cash Flows for the years ended December 31, 2014 and 2013;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of iWallet Corp

We have audited the accompanying balance sheets of iWallet Corp as of December 31, 2014 and 2013 and the related statements of operations and comprehensive loss, changes in shareholder's (deficiency) equity and cash flows for the years then ended. iWallet Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. iWallet Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of iWallet Corp’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iWallet Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not nclude any adjustments that might result from the outcome of this uncertainty.

/s/ MNP LLP

Chartered Professional Accountants
Licensed Public Accountants

Mississauga, Canada

March 31, 2015

iWallet Corp

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets
Cash	$465,847	$250,718
Funds held in attorney trust (note 8)	20,000	39,705
Accounts receivable, net of allowance for doubtful accounts ($nil)	8,064	4,575
Deposits and deferred costs (note 9)	211,534	23,086
Inventory (note 4)	138,819	20,361
Due from shareholder (note 7)	114,349	61,833
	958,613	400,278
Intangible assets (note 5)	116,336	96,715
	$1,074,949	$496,993
Liabilities
Current liabilities
Bank indebtedness - current (note 6)	$4,347	$5,539
Accounts payable (note 7)	235,391	126,317
Accrued liabilities (note 8)	45,916	3,062
Due to related party (note 7)	3,030	37,842
Advances from investor (note 7)	474	69,678
Convertible debentures (notes 8, 11 and 12)	—	354,000
Tooling commitment liability (note 9)	41,153	105,816
	330,311	702,254
Bank indebtedness - long-term (note 6)	13,764	17,540
	344,075	719,794
Shareholder's equity (deficiency)
Common stock, par value $0.001, 75,000,000 shares authorized; 33,919,419 issued (2013 - 10,000,000) (note 11)	33,919	10,000
Shares to be issued (note 11(vi))	2,973	—
Additional paid-in capital	3,341,070	(9,989)
Deficit	(2,647,088)	(222,812)
	730,874	(222,801)
	$1,074,949	$496,993

The accompanying notes are an integral part of these financial statements.

 Wallet Corp

Statement of Operations and Comprehensive Loss
For the years ended December 31, 2014 and 2013

	2014	2013
Sales	$154,647	$85,769
Cost of sales (notes 2 and 13)	121,811	63,585
Gross profit	32,836	22,184
Expenses
Legal and professional fees	805,181	73,278
Share-based compensation (note 11)	629,735	—
Salaries and wages	293,483	—
Debt discount accretion (note 8)	289,991	—
Office and general expenses	231,597	9,583
Research and development	151,245	—
Travel	34,940	23,475
Rent	19,500	—
Interest and other finance charges	14,917	2,515
Provision for (recovery of) loss on tooling commitment (note 9)	(25,470)	139,213
Amortization of intangible assets	11,993	5,288
	2,457,112	253,352
Loss before recovery of income taxes	(2,424,276)	(231,168)
Recovery of income taxes (note 10)	—	4,247
Net and comprehensive loss	$(2,424,276)	$(226,921)
Net loss per share - basic and diluted (note 14)	$(0.12)	$(0.02)
Weighted average number of shares outstanding - basic and diluted (note 14)	20,140,136	10,000,000

The accompanying notes are an integral part of these financial statements.

 iWallet Corp

Statement of Changes in Shareholder's (Deficiency) Equity

for the years ended December 31, 2014 and 2013

						Shareholder's
	Class A Common Shares		Shares	Additional		(Deficiency)
	Shares	Amount	to be issued	Paid-in Capital	Deficit	Equity
Balance, January 1, 2013	10,000,000	$10,000	$—	$(9,989)	$4,109	$4,120
Net and comprehensive loss	—	—	—	—	(226,921)	(226,921)
Balance, December, 2013	10,000,000	10,000	—	(9,989)	(222,812)	(222,801)
Reverse recapitalization of Queensridge	9,037,147	9,037	—	(9,037)	—	—
Private placement	6,662,335	6,662	—	1,992,039	—	1,998,701
Cost of issue	—	—	—	(217,815)	—	(217,815)
Issuance of common stock units on conversion of convertible debenture	3,222,120	3,222	—	673,423	—	676,645
Beneficial conversion feature	—	—	—	289,991	—	289,991
Broker common stock units	599,610	600	—	(600)	—	—
Issuance of common stock units to management	4,398,207	4,398	—	623,058	—	627,456
Shares to be issued	—	—	2,973	—	—	2,973
Net and comprehensive loss	—	—	—	—	(2,424,276)	(2,424,276)
Balance, December 31, 2014	33,919,419	33,919	2,973	3,341,070	(2,647,088)	730,874

The accompanying notes are an integral part of these financial statements.

iWallet Corp

Statements of Cash Flows

for the years ended December 31, 2014 and 2013

	2014	2013
Cash flow from operating activities
Net and comprehensive loss for the year	$(2,424,276)	$(226,921)
Items not affecting cash
Amortization of intangible assets	11,993	5,288
Provision for (recovery of) loss on tooling commitment (note 9)	(25,470)	139,213
Recovery of income taxes	—	(4,247)
Debt discount accretion	289,991	—
Interest accrued on convertible debentures	13,645	—
Share-based compensation	629,735	—
	(1,504,382)	(86,667)
Non-cash operating items resulted from changes in:
Accounts receivable	(3,489)	3,945
Deposits and deferred costs	(162,284)	(6,512)
Inventory	(118,458)	(6,620)
Accounts payable	109,074	71,244
Accrued liabilities	42,854	(622)
Tooling commitment liability	(64,663)	(4,869)
	(1,701,348)	(30,101)
Cash flow from investing activities
Expenditures on intangible assets	(31,614)	(39,565)
	(31,614)	(39,565)
Cash flow from financing activities
Funds repaid to related party	(34,812)	(21,938)
Funds advanced to shareholder	(52,516)	(48,781)
Receipt of funds held in attorney trust	19,705	(39,705)
Repayment of bank indebtedness	(4,968)	(6,332)
Advances from investor	11,796	69,678
Proceeds from issuance of convertible debentures	228,000	354,000
Proceeds from issuance of common stock units for cash	1,780,886	—
	1,948,091	306,922
Increase in cash	215,129	237,256
Cash, beginning of year	250,718	13,462
Cash, end of year	$465,847	$250,718

The accompanying notes are an integral part of these financial statements.

iWallet Corp

Notes to Financial Statements

December 31, 2014 and 2013

1. Nature of Business and Going Concern

iWallet Corp (“the Company”) is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

iWallet Corporation (“iWallet”) was incorporated on November 18, 2009 in the State of California and is located at 7394 Trade Street, San Diego, California 92121. On July 21, 2014 the Company merged with iWallet Acquisition Corporation (the “Acquisition Sub”) (“the Merger”), a subsidiary formed by Queensridge Mining Resources, Inc. (“Queensridge”) for purposes of the Merger, which resulted in the Company becoming a wholly-owned subsidiary of Queensridge. Immediately following the merger the Acquisition Sub merged with and into Queensridge. Queensridge immediately changed its name to iWallet Corp and is continuing the business of iWallet as its only line of business.

The Company began trading on July 21, 2014 in the United States of America (“USA”) on the OTCQB Exchange under the ticker symbol IWAL.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘U.S. GAAP’), which contemplates continuation of the Company as a going concern.

As of December 31, 2014, the Company has a deficit of $2,647,088 (2013 - $222,812) and has significant losses and negative cash flows from operations. The Company completed a public listing transaction which raised additional funds and includes warrant agreements which may provide additional funds. However, there is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

Management has raised additional capital through private placement offerings and has plans to raise funds through public offering of its capital stock. While the Company has been successful in securing such financing in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, relating to the recoverability and classification of recorded assets, or the amounts of and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

These financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these financial statements.

2. Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, useful lives of patents, trademarks, software and website development costs and the warranty provision.

Allowance for doubtful account

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $nil was appropriate as of both December 31, 2014 and 2013.

Inventory

Inventory is stated at the lower of cost or market determined using the first-in, first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, finished goods and goods-in-transit.

Intangible assets

Patents and trademarks are measured at cost. Legal fees associated with patents and trademarks, which are expected to be issued, are recorded as patents and trademarks on the balance sheets. Upon approval by the relevant patent office, the patents and trademarks are amortized over their respective expected lives. Patent and trademark costs associated with patents or trademarks which are not approved or are abandoned, are expensed in the period in which such patents are not approved.

The Company is expects to maintain patents for up to 20 years from the effective date and the trademark registrations for as long as the trademarks remain in use and the required filings are made to keep them in use. However, based on the Company's assessment of potential innovation or other competing technological developments a useful life of ten years has been assessed for both the patents and the trademarks.

Software consists of costs relating to the development of the software behind the biometric scanning and the other security programs involved in the wallets. Costs relating to the development of this software are capitalized and amortized over its estimated useful life of ten years.

Website development costs relating to website and mobile application and software development are also capitalized and amortized over its estimated useful life of three years.

Topic 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, in the Accounting Standards Codification (“ASC”) requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

2. Significant Accounting Policies - continued

Fair value of financial instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash, accounts receivable, due from shareholder, accounts payable, accrued liabilities, bank indebtedness, due to related party, advances from investor, convertible debentures and tooling debt obligation approximate fair value because of their short-term nature. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The bank indebtedness has a variable interest rate, which results in an exposure to interest rate risk resulting from an increase in rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities. All other liabilities are non-interest bearing.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

2. Significant Accounting Policies - continued

Derivative financial instruments - continued

The discount from the face value of the equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Revenue recognition

The Company derives revenue primarily from the sale of its wallets. In accordance with Staff Accounting Bulletin No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collection is reasonably assured.

The Company also derives an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues are recognized concurrent with the revenues for the related wallet.

Earnings/loss per share of common stock

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Income taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on the Company’s income tax provision and results of operations.

2. Significant Accounting Policies - continued

Shipping and handling costs

The Company’s shipping and handling costs of $22,408 are included in cost of sales for the year ended December 31, 2014 (2013 - $11,122).

Research and development

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any recovery of costs received for research and development work is used to offset these expenditures. For the year ended December 31, 2014 the Company spent $151,245 (2013 - $nil) towards research and development expenses for the new generation of iWallet products and new products to market.

Foreign currency translation

The functional currency of the Company is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than the functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement.

Product warranties

The Company offers a one year warranty on its products, which it provides for based on estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as approximately 2% of revenue (2013 – 4%).

Segment reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company only operates in one reportable segment; however, required entity-wide information is included in note 15.

3. Recently Issued Accounting Standards and Recently Adopted Accounting Pronouncement

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the financial statements of adopting ASU 2014-09 will be assessed by management.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the financial statements of adopting ASU 2014-15 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. Inventory

	December 31,	December 31,
	2014	2013
Raw materials and components	$86,606	$—
Finished goods	32,622	20,361
Goods in-transit	19,591	—
	$138,819	$20,361

5. Intangible Assets

			December 31,
		Accumulated	2014
	Cost	Amortization	Net Book Value
Patents	$68,119	$16,078	$52,041
Trademarks	16,909	4,739	12,170
Software	40,000	3,875	36,125
Website Development (i)	16,000	—	16,000
	$141,028	$24,692	$116,336

5. Intangible Assets - continued

(i)	The Company engaged an arm's length third party vendor to complete development of their website and mobile application software. Development was completed in December 2014; accordingly, although ready for use, the costs were not amortized as any amortization would have been insignificant.

			December 31,
		Amortization	2013
	Cost	Accumulated	Net Book Value
Patents	$65,930	$9,375	$56,555
Trademarks	13,484	3,324	10,160
Software	30,000	—	30,000
	$109,414	$12,699	$96,715

Amortization for the year ended December 31, 2014 was $11,993 (2013 - $5,288).

6. Bank Indebtedness

The bank indebtedness of the Company consists of a secured line of credit with a limit of $35,000 bearing interest at the annual prime rate plus 1.25%, which as at December 31, 2014 and 2013 was 4.5%, and with monthly repayments determined as follows:

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

6. Bank Indebtedness - continued

Security for the line of credit is the cash in the chequing account held with the bank.

	December 31,	December 31,
	2014	2013
Line of credit	$18,111	$23,079
Less: current portion - estimated based on (a)(i) above	(4,347)	(5,539)
	$13,764	$17,540

Principal repayments estimated based on (a)(i) above as at December 31, 2014:

2016	$5,213
2017	5,213
2018	3,338
$13,764

7. Related Party Transactions and Balances

	December 31,	December 31,
	2014	2013
Current assets
Due from shareholder	$114,349	$61,833
Current liabilities
Due to related party	$3,030	$37,842
Advances from investor	$474	$69,678

The above balances are non-interest bearing, unsecured and due on demand. The related party is is affiliated by virtue of common ownership.

The advances from investor were funds advanced for purposes of covering operating expenses of the Company and $81,000 of these advances were formalized into a convertible debenture during the year (note 8). At December 31, 2013, the investor was also serving as interim Chief Financial Officer (“CFO”) and accordingly these transactions constitute related party transactions; however, on January 1, 2014 the investor resigned as interim CFO.

For the year ended December 31, 2014, the Company expensed $7,901 (2013 – $nil) to Shelter Rock International, LLC (“SRI”) for consulting services. The Principal of SRI is a director of the Company. As at December 31, 2014, the balance owing to SRI was $2,788 (2013 – $nil).

7. Related Party Transactions and Balances

For the year-ended December 31, 2014, the Company incurred $188,544 (2013 – $nil) with First Republic Capital Corporation (“FRC”) for agent fees in connection with the private placement and reverse merger transaction. The Executive Vice-President of FRC is also a director of the Company. As at December 31, 2014, the balance owing to FRC was $nil (2013 – $nil).

8. Convertible Debentures

In December of 2013, the Company entered into a series of secured convertible debenture agreements (the “convertible debentures”) with various investors amounting to $354,000, of which $39,705 was held in attorney's trust to fund related closing costs. During fiscal 2014 the Company closed on an additional $309,000 of convertible debentures with the same terms, inclusive of $81,000 of advances from investor formalized into a convertible debenture during the year (note 7), bringing the total convertible debentures outstanding to $663,000. The convertible debentures bear interest at 5% per annum calculated monthly and payable on maturity and had an original maturity date of June 30, 2014. During the year, the Company extended the maturity to August 15, 2014, including the formalization of the advances from investor in note 7.

At the time of issuance there was no beneficial conversion feature since each convertible debenture contains a conversion option contingently exercisable upon the approval from the Securities and Exchange Commission or the TSX Venture Exchange for listing of its common shares. The conversion price is based on the price at which the Company sells or issues common shares or units, less a discount of 30%. A unit would consist of one common stock and one common stock purchase warrant entitling the holder to purchase one additional common share at an exercise price of $0.20 and with a term of 24 months. Similarly, the Company has the option to force conversion upon approval of a public listing at the same conversion price.

On July 21, 2014, the Company completed the Transaction and forced conversion of the aggregate of $663,000 Convertible Debentures and $13,645 of accrued interest into 3,222,120 common stock and common stock purchase warrants at an exercise price of $0.20 and with a term of 24 months (see notes 11 and 12).

Upon the occurrence of the public listing, the conversion feature of the Convertible Debenture was “in the money” and was therefore deemed to contain a beneficial conversion feature. The conversion price to the debenture holders was $0.21. The Company measured and immediately recognized the full value of the beneficial conversion feature as debt discount accretion in the statement of operations and comprehensive loss and an adjustment to additional paid-in capital of $289,991.

9. Tooling Commitment Deposit, Deferred Costs and Liability

On May 26, 2011, the Company signed a contract with a supplier under which they are required to pay for tooling costs in addition to their regular purchase orders (the “tooling commitment”). Under the terms of the tooling commitment the Company was required to pay for 30% of the contracted tooling costs upon execution (the “tooling commitment deposit”) and the remaining 70% over the purchase of 5,000 units over a nine month period (the “tooling commitment liability”). If 5,000 units were not purchased within those nine months, then the remaining amount was due within thirty days.

As of February 27, 2012, the Company had not reached the contracted level of purchases and an informal agreement to extend the period was made; however, by December 31, 2012 the Company had not complied and as a result, the entire amount would have been considered due.

On August 24, 2013, the Company entered into a revised agreement with the supplier that extended the term another twelve months to August 24, 2014. As of December 31, 2014, the contract has expired and the tooling commitment of $41,153 is due on demand.

The tooling commitment deposit is included in deposits and deferred costs and is capitalized into inventory as units are purchased based on the 5,000 unit commitment. The tooling commitment liability becomes due and is recognized into accounts payable as units are purchased and the corresponding deferred costs are capitalized into inventory, all of which is based on the 5,000 unit commitment.

During 2013, it was determined that based on the actual sales realized in 2013, the Company would likely not be able to meet the 5,000 unit commitment order. Accordingly, the Company recorded a loss on the tooling commitment based on the shortfall of the expected number of units to be sold in 2014 resulting in a loss of $139,213 in the statement of operations and comprehensive loss.

During 2014, the actual sales realized in 2014 exceeded the expected sales. As such the Company recognized a recovery on the tooling commitment of $25,470 in the statement of operations and comprehensive loss.

	December 31,	December 31,
	2014	2013
Tooling commitment deposit	$6,682	$41,119
Tooling commitment deferred costs	—	100,947
	6,682	142,066
Provision for loss on tooling commitment	—	(139,213)
Tooling commitment deposit and deferred costs	6,682	2,853
Other prepaid deposits and insurance	204,852	20,233
Deposits and deferred costs	$211,534	23,086
Tooling commitment liability	$41,153	$105,816

 10. Income Taxes

Components of (loss) income before income taxes consists of the following:

	2014	2013
U.S.	$(2,424,276)	$(226,921)

The provision (recovery) for income taxes consists of the following:

	2014	2013
Current
Federal	$—	$—
State	—	—
	—	—
Deferred	$—	$(4,247)

The reconciliation of the provision (recovery) for income taxes based on the combined U.S. statutory federal and state tax rate of 40.75% (Federal - 35%; State - 5.75%, net of Federal benefit) to the effective tax rates:

	2014	2013
Net loss before recovery of income taxes	$(2,424,276)	$(231,168)
Statutory rate	40.75	40.75
Expected income tax recovery	$(987,892)	$(94,201)
Non-deductible expenses	182,146	49,161
Change in tax benefits not recognized	805,746	45,040
Recovery of income taxes	$—	$—

 10. Income Taxes - continued

The components of deferred taxes are as follows:

	2014	2013
Deferred tax assets (liabilities)
Current
Accrued liabilities	$1,220	$(253)
Provision for loss on tooling commitment	56,729	56,724
Valuation allowance	(57,949)	(56,471)
	$—	$—
Non-current
Intangible assets	$2,244	$7,955
Net operating losses	741,774	45,031
Share based compensation	113,326
Valuation allowance	(857,254)	(52,986)
	$—	$—

The change in the gross unrecognized tax benefits of the Company is as follows:

Deferred income taxes are provided as a result of temporary differences that arise due to the differences between the income tax values and the carrying amount of assets and liabilities. Deferred income tax assets have not been recognized in respect of the following deductible temporary differences:

	2014	2013
Beginning balance	$109,457	$13,422
Additions related to the current year	805,746	96,035
Reductions related to prior years	—	—
Unrecognized tax benefits end of year	$915,203	$109,457

The Company has non-capital income tax losses that expire as follows:

2031	19,567
2032	15,068
2033	110,515
2034	2,244,690
$2,279,330

10. Income Taxes - continued

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period.   The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of December 31, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company had no income tax expense on its $2,228,793 pre-tax loss for the twelve months ended December 31, 2014.   The Company recognized no income tax expense based on its $226,919 pre-tax loss for the twelve months ended December 31, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2014 and 2013, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2014:

Federal	2010 – present
State	2010 – present

11. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 33,919,419 shares of Common Stock issued and outstanding as of December 31, 2014.

	No. of shares	Amount
Balance January 1, 2013 and December 31, 2013 (i)	10,000,000	$10,000
Recapitalization adjustment (ii)	9,037,147	9,037
Private placement (iii)	6,479,002	6,479
Private placement (iv)	183,333	183
Broker common stock units (iii)(iv)	599,610	600
Issuance of common stock on conversion of convertible debentures(v)	3,222,120	3,222
Issuance of shares to employees (vi)	4,398,207	4,398
Balance December 31, 2014	33,919,419	$33,919

11. Share Capital

On July 21, 2014, the Company entered into a merger agreement with Queensridge Mining Resources Inc. (“Queensridge”) to complete the Merger whereby all of the issued and outstanding common stock of the Company will be exchanged for shares of Queensridge.

(i)	The holder of the common shares of the Company exchanged their shares on a pro-rata basis for 10,000,000 newly-issued shares of common stock prior to the closing of the Merger.
(ii)	The total number of Queensridge common shares issued and outstanding as of June 30, 2014 was 6,427,800 with a par value of $0.001 for a total of $6,428. On July 10, 2014 Queensridge completed a stock split transaction of the authorized and outstanding common stock. As a result, the authorized shares of common stock capital increased to 34,113,790. On July 21, 2014 prior to the Merger, Mr. Philip Stromer and certain other shareholders cancelled 25,076,643 shares. As a result, the remaining number of shares outstanding prior to the Merger was 9,037,147.
(iii)	Concurrently with the Merger, the Company closed a Private Placement of 6,479,002 units (each a “Unit”) at $0.30 per Unit for gross proceeds of $1,943,701. Each Unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

The agent of the Private Placement received 583,110 broker Units at an exercise price of $0.60 per Unit for a period of two years. Each Unit is comprised of one share of Common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

The agent of the Private Placement received cash compensation of 9% of the gross proceeds of the financing for a total of $174,933 plus additional costs of $34,092 for legal expenses.

(iv)	On September 2, 2014, the Company closed an additional private placement of 183,333 units at$0.30 per Unit for gross proceeds of $55,000. Each Unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.60 for a period of two years.

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

In connection with the closing of the Merger, the Company issued 3,222,120 units at a price of $0.30 per Unit upon conversion of the Convertible Debentures, originally valued at $663,000 (see note 8). Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $0.20 for a period of two years from conversion date.

11. Share Capital

(v)	On September 2, 2014 the Company entered into an agreement with the Chief Executive Officer (CEO) to issue 4,398,207 shares, or 15% of the Company’s outstanding common stock as of July 21, 2014. The Company’s stock price was $0.30 at the time of issuance, resulting in a total value of $1,319,462. The shares will vest as to 1,172,855 on each of September 2, 2014, August 31, 2015 and August 31, 2016, and 879,642 shares on August 31, 2017. For the year ended December 31, 2014 1,172,855 shares have vested, with remaining amounts to be vested on each anniversary date. As at December 31, 2014 a total of $626,762 has been expensed as stock-based compensation using the graded vesting method.

To account for subsequent dilution, the CEO is to maintain a 15% ownership at the end of the initial term of his employment contract August 31, 2017. Additional equity shall be issued and vested on each anniversary date.

Subsequent to the agreement, the Company completed a private placement (note 11(iv)) for 199,833 common stock. The CEO is to be issued an additional 29,975 common stock. At the time of issuance, the Company’s stock price was $0.30 per share, resulting in a total value of $8,992, As of December 31, 2014, $2,973 has vested which is presented as shares to be issued and expensed as stock-based compensation using the graded vested method.

12. Warrants

The following is a continuity schedule of the Company’s common stock purchase warrants:

	No. of warrants	Exercise Price
Outstanding and exercisable, December 31, 2013	—	$—
Issued July 21, 2014	6,479,002	$0.6
Issued July 21, 2014 – broker warrants	583,110	$0.6
Conversion of convertible debentures	3,222,120	$0.2
Issued September 2, 2014	183,333	$0.6
Issued September 2, 2014 – broker warrants	16,500	$0.6
Expired	—	$—
Outstanding and exercisable, December 31, 2014	10,484,065	$0.48

The following is a summary of the common stock purchase warrants outstanding as of December 31, 2014:

Exercise Price ($)	No. of warrants	Expiry date
0.6	7,062,112	July 21, 2016
0.2	3,222,120	July 21, 2016
0.6	199,833	September 2, 2016
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

Warranty Provisions

The Company is also exposed to warranty contingencies associated with the iWallet and has recorded a provision for these for the year ended December 31, 2014 of $6,679 (2013 - $3,062) which is included in accrued liabilities, however, the actual amount of loss could be materially different.

The actual warranty claims for the twelve month period ended December 31, 2014 was $4,023 (2013 - $12,074) which is included in cost of sales.

14. Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude 10,484,065 potentially dilutive warrants (note 12) and 29,975 shares (note 11(vi)) since their effect is anti-dilutive.

15. Segmented Reporting

All of the Company's long-lived assets are located in the United States.

During the year period ended December 31, 2014, the majority of the sales were domestic; however total international sales accounted for 14%. No individual countries were in excess of ten percent of total sales.

During the year ended December 31, 2013, no individual countries were in excess of ten percent of total sales.

16. Risk Management

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. For the year ended December 31, 2014, one customer accounted for 51% of the Company’s total revenue. For the year ended December 31, 2013, one customer accounted for 40%.

As at December 31, 2014 two customers accounted for 97% of the accounts receivable balance. As at December 31, 2013 one customer accounted for 100% of the accounts receivable balance.

Economic Dependence

For the year ended December 31, 2014 one vendor assembled 100% (2013 - 100%) of its finished goods wallet inventory.

For the year ended December 31, 2014, the Company purchased approximately 41.8%, 22.9% 19.4% and 14.8% of raw materials from four different vendors. For the year ended December 31, 2013, the Company purchased 100% of raw materials from one vendor.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2014.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. Our disclosure controls and procedures have improved with the addition of new staff. During the period covered by this annual report on Form 10-K, however, we have not been able to fully remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Jack B. Chadsey	67	Chief Executive Officer and Director
Steven Cabouli	56	President and Director
Orlando LaCalle	50	Chief Marketing Officer
Carl Rosen	61	Director
Charles Ng	66	Director
Anthony Durkacz	38	Director

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

Item 11. Executive Compensation

Our executive officers Jack Chadsey, Steven Cabouli and Orlando LaCalle are currently paid monthly fixed cash compensation as follows:

Jack Chadsey	$12,500
Steven Cabouli	$12,000
Orlando LaCalle	$5,000

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Chadsey, CEO	2014 2013	$50,000 n/a	n/a n/a	$626,762 n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	$676,762 n/a
Steven Cabouli, President	2014 2013	$126,000 n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	$126,000 n/a
Orlando LaCalle, Chief Marketing Officer	2014 2013	$58,816 n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	$58,816 n/a
Jerry Chatel, former officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Phillip Stromer, former officer	2014 2013	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

Our current executive officers, Jack Chadsey, Steven Cabouli and Orlando LaCalle, were appointed during 2014 and did not serve during 2013. Former officers Jerry Chatel and Phillip Stromer did not receive any compensation for their service as officers. Except with regard to Jack Chadsey, as disclosed above, we presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers. Our executive officers received the cash compensation detailed above. The Stock Awards figure for Mr. Chadsey reflects common stock issued to him as compensation pursuant to the terms of his Executive Employment Agreement.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jack Chadsey, CEO	—	—	—	—	—	3,225,352	$692,700	—	—
Steven Cabouli, President	—	—	—	—	—	—	—	—	—
Orlando LaCalle, Chief Marketing Officer	—	—	—	—	—	—	—	—	—
Jerry Chatel, former officer	—	—	—	—	—	—	—	—	—
Phillip Stromer, former officer	—	—	—	—	—	—	—	—	—

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Cabouli	-0	-0	-0	-0	-0	-0	-0
Jack Chadsey	-0	-0	-0	-0	-0	-0	-0
Carl Rosen	-0	-0	-0	-0	-0	-0	-0
Charles Ng	-0	-0	-0	-0	-0	-0	-0
Anthony Durkacz	-0	-0	-0	-0	-0	-0	-0
Jerry Chatel, former director	-0	-0	-0	-0	-0	-0	-0
Phillip Stromer, former director	-0	-0	-0	-0	-0	-0	-0

Narrative Disclosure to the Director Compensation Table

We did not provide any compensation to directors for their service as directors during the last fiscal year. For their service as executive officers, Mr. Cabouli and Mr. Chadsey received the compensation described in the Summary Compensation Table above. Compensation arrangements for our current directors have not been formally documented but are in process of being finalized. Consulting agreements with directors are likewise the subject of current discussion and will require future approval by the full board.

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

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Steven Cabouli 7394 Trade Street San Diego, CA 92121	8,221,230	24.24%
Common Stock	Jack B. Chadsey(4) 600 Coral Way, Fl. 2 Coral Gable, FL 33134	4,664,877	13.75%
Common Stock	Anthony Durkacz(5) 3006-2045 Lakeshore Blvd. West Toronto, ON M8V 2Z6	1,337,850	3.94%
Common Stock	Carl E. Rosen 59 Shelter Rock Road Stamford, CT	100,000	0.29%
Common Stock	Charles Ng 3345 Blackhawk Meadow Dr. Danville, CA 94506	100,000	0.29%
Common Stock	Orlando LaCalle P.O. Box 565577 Miami, FL 33256	978,770	2.89%
Total of All Current Directors and Officers:
Common Stock		15,402,727	45.40%
More than 5% Beneficial Owners
Common Stock	7806221 Canada, Inc.(2) 71 Clairton Crescent Toronto, ON M6N 2M7	1,841,636	5.43%

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

(2)

The total shares for 7806221 Canada, Inc. includes 1,714,384 shares of common stock and warrants to purchase an additional 127,252 shares of common stock at a price of $0.20, exercisable for 2 years. Mr. Bernard Adamski is the President of 7806221 Canada, Inc., and, in that capacity, has the authority to direct voting and investment decisions regarding its common stock.

(4)	The total shares for Jack B. Chadsey include 4,581,542 shares of common stock and warrants to purchase 83,335 shares of common stock at a price of $0.60 per share, exercisable for 2 years
(5)	The total shares for Anthony Durkacz include 388,885 shares of common stock, warrants to purchase 388,885 shares of common stock at $0.20 per shares, exercisable for 2 years, and 560,080 shares owned by First Republic Capital Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

With the exception of our reverse merger closed July 21, 2014, and except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

1. Our balance sheets reflect the sum of $114,349 due from shareholder. This obligation is due from our President and former CEO, Steven Cabouli. This obligation is non-interest bearing, unsecured and due on demand. There is no written agreement or specific terms of repayment for this obligation. We expect that it will be settled in the near future.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in CDN$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2014	$86,003	$40,680	$0	$0
December 31, 2013	$55,000	$2,500	$0	$0
19

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Merger Agreement(1)
3.1	Articles of Merger(1)
3.2	Articles of Incorporation(2)
3.3	By-laws(2)
10.1	Manufacturing and Supply Agreement(6)
10.2	Executive Employment Agreement with Jack B. Chadsey(4)
10.3	Consulting and Advisory Service Agreement with Shelter Rock International, LLC(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Current Report on Form 8-K/A filed July 31, 2014.

(2) Incorporated by reference to Registration Statement on Form S-1 filed August 12, 2010.

(3) Incorporated by reference to Registration Statement on Form S-1 filed September 5, 2014.

(4) Incorporation by reference to Current Report on Form 8-K filed September 9, 2014

(5) Incorporated by reference to Current Report on Form 8-K filed October 7, 2014.

(6) Incorporated by reference to Registration Statement on Form S-1/A filed October 17, 2014.

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iWallet Corporation

By: /s/ Jack B. Chadsey

Jack B. Chadsey

Chief Executive Officer, Principal Financial Officer and Director

March 31, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Jack B. Chadsey

Jack B. Chadsey

Chief Executive Officer, Principal Financial Officer and Director

March 31, 2015

By: /s/ Steven Cabouli

Steven Cabouli

President and Director

March 31, 2015

By: /s/ Carl Rosen

Carl Rosen

Director

March 31, 2015

By: /s/ Anthony Durkacz

Anthony Durkacz

Director

March 31, 2015

