Form 10-Q
period 2015-03-31
iWallet Corp
filed 2015-05-15
CIK 1498372

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

1-800-508-5042
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,919,419 as of May 13, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited);
F-2	Condensed Interim Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (unaudited);
F-3	Condensed Interim Statement of Changes in Shareholder’s (Deficiency) Equity
F-3	Condensed Interim Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Interim Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

 iWallet Corp

Condensed Interim Balance Sheets

March 31, 2015 and December 31, 2014

	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$64,720	465,847
Funds held in attorney trust	20,000	20,000
Accounts receivable, net of allowance of $4,502 (2014 - $nil)	14,035	8,064
Deposits and deferred costs (note 9)	183,546	211,534
Inventory (note 4)	161,575	138,819
Due from shareholder (note 7)	114,349	114,349
	558,225	958,613
Intangible assets (note 5)	112,061	116,336
	$670,286	$1,074,949
Liabilities
Current liabilities
Bank indebtedness - current (note 6)	$4,200	$4,347
Accounts payable (note 7)	207,757	235,391
Accrued liabilities (note 13)	61,756	45,916
Due to related party (note 7)	3,030	3,030
Advances from investor (note 7)	474	474
Tooling commitment liability (note 9)	41,153	41,153
	318,370	330,311
Bank indebtedness - long-term (note 6)	12,846	13,764
	331,216	344,075
Shareholder's (deficiency) equity

Common shares, par value $0.001, 75,000,000 shares authorized; 33,919,419 issued (2014 - 33,919,419) (note 11)	33,919	33,919
Share to be issued	5,166	2,973
Additional paid-in capital	3,480,498	3,341,070
Deficit	(3,180,513)	(2,647,088)
	339,070	730,874
	$670,286	$1,074,949

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statements of Operations and Comprehensive Loss

for the three month periods ended
March 31, 2015 and 2014 (unaudited)

	2015	2014
Sales	$24,522	$16,132
Cost of sales	32,824	16,946
Gross (loss) profit	(8,302)	(814)
Expenses
Share-based compensation	141,621	—
Salaries & wages	106,500	62,100
Office and general expenses	93,337	11,375
Research and development	88,339	1,142
Legal and professional fees	81,991	111,558
Travel	22,657	15,615
Rent	7,500	1,250
Interest and bank fees	577	5,466
Amortization of intangible assets	4,275	2,888
	546,797	211,394
Other (income) loss
Foreign exchange gain	(21,674)	—
Loss before provision for income taxes	(533,425)	(212,208)
Provision for income taxes	—	—
Net and comprehensive loss for the periods	$(533,425)	$(212,208)
Loss per share basic and diluted (note 14)	$(0.02)	$(0.02)
Weighted average number of shares outstanding basic and diluted (note 14)	33,919,419	10,000,000

The accompanying notes are an integral part of these condensed interim financial statements.

 iWallet Corp

Condensed Interim Statement of Changes in Shareholders’ (Deficiency) Equity

for the three month period March 31, 2015 and year ended December 31, 2014

						Shareholder's
	Class A Common Shares		Shares	Additional		(Deficiency)
	Shares	Amount	to be issued	Paid-in Capital	Deficit	Equity
Balance, January 1, 2014	10,000,000	10,000	—	(9,989)	(222,812)	(222,801)
Reverse recapitalization of Queensridge	9,037,147	9,037	—	(9,037)	—	—
Private placement	6,662,335	6,662	—	1,992,039	—	1,998,701
Cost of issue	—	—	—	(217,815)	—	(217,815)
Issuance of common stock units on conversion of convertible debenture	3,222,120	3,222	—	673,423	—	676,645
Beneficial conversion feature	—	—	—	289,991	—	289,991
Broker common stock units	599,610	600	—	(600)	—	—
Issuance of common stock units to management	4,398,207	4,398	—	623,058	—	627,456
Shares to be issued	—	—	2,973	—	—	2,973
Net and comprehensive loss	—	—	—	—	(2,424,276)	(2,424,276)
Balance, December 31, 2014	33,919,419	$33,919	$2,973	$3,341,070	$(2,647,088)	$730,874
Issuance of common stock units to management	—	—	—	139,428	—	139,428
Shares to be issued	—	—	2,193	—	—	2,193
Net and comprehensive loss	—	—	—	—	(533,425)	(533,425)
Balance, March 31, 2015	33,919,419	33,919	5,166	3,480,498	(3,180,513)	339,070

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statements of Cash Flows

for the three month periods ended March 31, 2015 and 2014 (unaudited)

	2015	2014
Cash flow from operating activities
Net and comprehensive loss for the periods	$(533,425)	(212,208)
Items not affecting cash
Amortization of intangible assets	4,275	2,888
Share-based compensation	141,621	—
	(387,529)	(209,320)
Non-cash operating items resulted from changes in:
Accounts receivable	(5,971)	4,575
Deposits and deferred costs	27,988	(107,527)
Inventory	(22,756)	5,545
Accounts payable	(27,634)	(13,269)
Accrued liabilities	15,840	(956)
	(400,062)	(320,952)
Cash flow from investing activities
Expenditures on intangible assets	—	(12,190)
	—	(12,190)
Cash flow from financing activities
Funds repaid to related party	—	(9,585)
Funds advanced to shareholder	—	(28,635)
Receipt of funds held in attorney trust	—	39,705
Repayment of bank indebtedness	(1,065)	(1,357)
Advances from investor	—	6,796
Proceeds from issuance of convertible debentures	—	83,000
	(1,065)	89,924
Decrease in cash	(401,127)	(243,218)
Cash, beginning of periods	465,847	250,718
Cash, end of periods	$64,720	$7,500

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Notes to Condensed Interim Financial Statements

March 31, 2015 and 2014 (unaudited)

1. Nature of Business and Going Concern

iWallet Corp ("the Company") is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

iWallet Corporation (“iWallet”) was incorporated on November 18, 2009 in the State of California and is located at 7968 Arjons Drive, Suite D, San Diego, California 92126. On July 21, 2014 the Company merged with iWallet Acquisition Corporation (“the Acquisition Sub”) (“the Merger”), a subsidiary formed by Queensridge Mining Resources, Inc. (“the Queensridge”) for purposes of the Merger, which resulted in the Company becoming a wholley-owned subsidiary of Queensridge. Immediately following the merger the Acquisition Sub merged with and into Queensridge. Queensridge immediately changes it name to iWallet Corp and is continuing the business of iWallet as its only line of business.

The Company began trading on July 21, 2014 in the United States of America (“USA”) on the OTCQB Exchange under the ticker symbol IWAL.

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

As of March 31, 2015, the Company has a deficit of $3,180,513 (December 31, 2014 - $2,647,088) and has significant losses and negative cash flows from operations. In addition as at March 31, 2014 the Company has a working capital deficiency of $239,856 (December 31, 2014 - $628,302). There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. The Company plans on raising additional funds from completing financing arrangements, whether as continued subscriptions for convertible debentures or private placements.

The unaudited condensed interim financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these financial statements.

2. Significant Accounting Policies

Unaudited Condensed Interim Financial Statements

These unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements for the year ended December 31, 2014. In the opinion of management, these unaudited condensed interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Recently Adopted Accounting Pronouncement and Recently Issued Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed interim financial statements.

4. Inventory

	March 31,	December 31,
	2015	2014
Raw materials and components	$77,967	$86,606
Finished goods	83,608	32,622
Goods in-transit	—	19,591
	$161,575	$138,819

During the period ended March 31, 2015, the Company recorded a provision relating to obsolete inventory of $nil (2014 - $nil).

5. Intangible Assets

			March 31,
			2015
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$68,119	$17,753	$50,366
Trademarks	16,909	5,131	11,778
Software	40,000	4,750	35,250
Website Development	16,000	1,333	14,667
	$141,028	$28,967	$112,061

			December 31,
			2014
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$68,119	$16,078	$52,041
Trademarks	16,909	4,739	12,170
Software	40,000	3,875	36,125
Website Development (i)	16,000	—	16,000
	$141,028	$24,692	$116,336

(i)	The Company engaged an arm's length third party vendor to complete development of their website and mobile application software. Development was completed in December 2014; accordingly, although ready for use, the costs were not amortized as of December 31, 2014. Amortization commenced during the three-month period ended March 31, 2015.
Amortization for the three-month periods ended March 31, 2015 was $4,275 (March 31, 2014 - $2,888).

6. Bank Indebtedness

The bank indebtedness of the Company consists of a secured line of credit with a limit of $35,000 bearing interest at the annual prime rate plus 1.25%, which as at March 31, 2015 and December 31, 2014 was 4.5%, and with monthly repayments determined as follows:

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

The line of credit is subject to various non-financial covenants that would constitute an event of default, notably: ownership change or sale of the business; closure or failure to maintain the related chequing account; insolvency or any bankruptcy proceedings; or, any other defaults on other contracts with the creditor or with any other financial institution.

Security for the line of credit is the cash in the chequing account held with the bank.

	March 31,	December 31,
	2015	2014
Line of credit	$17,046	$18,111
Less: Current portion - estimated based on (a)(i) above	(4,200)	(4,347)
	$12,846	$13,764

Principal repayments estimated based on (a)(i) above as at March 31, 2015:

2016	$4,294
2017	5,214
2018	3,338
$12,846

7. Related Party Transaction and Balances

	March 31,	December 31,
	2015	2014
Balances
Current assets
Due from shareholder	$114,349	$114,349
Current liabilities
Due to related party	$3,030	$3,030
Advances from investor	$474	$474

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

For the period ended March 31, 2015, the Company expensed $6,635 (2014 – $nil) to Shelter Rock International, LLC (“SRI”) for consulting services. The Principal of SRI is a director of the Company. As at March 31, 2015, the balance owing to SRI was $nil (December 31, 2014 – $2,788) included in accounts payable.

8. Convertible Debentures

In December of 2013, the Company entered into a series of secured convertible debenture agreements (the “convertible debentures”) with various investors amounting to $354,000. During fiscal 2014 the Company closed on an additional $309,000 of convertible debentures with the same terms, inclusive of $81,000 of advances from investor formalized into a convertible debenture during the year, bringing the total convertible debentures outstanding to $663,000. The convertible debentures had an interest of 5% per annum calculated monthly and payable on maturity and had a maturity date of August 15, 2014.

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

9. Deposits, Deferred Costs and Tooling Commitment Liability

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

On August 24, 2013, the Company entered into a revised agreement with the supplier that extended the term another twelve months to August 24, 2014. As of March 31, 2015, the contract expired and the tooling commitment of $41,153 is due on demand.

The tooling commitment deposit is included in deposits and deferred costs and is capitalized into inventory as units are purchased based on the 5,000 unit commitment. The tooling commitment liability becomes due and is recognized into accounts payable as units are purchased and the corresponding deferred costs are capitalized into inventory, all of which is based on the 5,000 unit commitment.

	March 31,	December 31,
	2015	2014
Tooling commitment deposit	$2,566	$6,682
Tooling commitment deferred costs	—	—
Tooling commitment deposit and deferred costs	2,566	6,682
Other prepaid deposits and insurance	180,980	204,852
Total deposits and deferred costs	$183,546	$211,534
Tooling commitment liability	$41,153	$41,153

10. Income Taxes

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of March 31, 2015 and 2014, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company had no income tax expense on its $533,425 loss for the three months ended March 31, 2015. The Company recognized no income tax expense based on its $212,208 pre-tax loss for the three months ended March 31, 2014.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2015 and December 31, 2014, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2015:

Federal 2010 – present

State 2010 – present

11. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 33,919,419 shares of Common Stock issued and outstanding as of March 31, 2015.

	No. of shares	Amount
Balance December 31, 2013 (i)	10,000,000	$10,000
Recapitalization adjustment (ii)	9,037,147	9,037
Issuance of shares under private placement (iii)	6,479,002	6,479
Issuance of shares under private placement (iv)	183,333	183
Issuance of shares for servies(iii)(iv)	599,610	600
Issuance of shares to convertible debenture holders (v)	3,222,120	3,222
Issuance of shares to employees (vi)	4,398,207	4,398
Balance December 31, 2014 and March 31, 2015	33,919,419	$33,919

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

 11. Share Capital (continued)

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

(v)	On September 2, 2014 the Company entered into an agreement with the Chief Executive Officer (CEO) to issue 4,398,207 shares, or 15% of the Company’s outstanding common stock as of July 21, 2014. The Company’s stock price was $0.30 at the time of issuance, resulting in a total value of $1,319,462. The shares will vest as to 1,172,855 on each of September 2, 2014, August 31, 2015 and August 31, 2016, and 879,642 shares on August 31, 2017. For the year ended December 31, 2014 1,172,855 shares have vested, with remaining amounts to be vested on each anniversary date. For the period ended March 31, 2015 a total of $139,428 (March 31, 2014 - $nil) has been expensed as stock-based compensation using the graded vesting method.

To account for subsequent dilution, the CEO is to maintain a 15% ownership at the end of the initial term of his employment contract August 31, 2017. Additional equity shall be issued and vested on each anniversary date.

Subsequent to the agreement, the Company completed a private placement (note 11(iv)) for 199,833 common stock. The CEO is to be issued an additional 29,975 common stock. At the time of issuance, the Company’s stock price was $0.30 per share, resulting in a total value of $8,992. For the period ended March 31, 2015, $2,193 has vested which is presented as shares to be issued and expensed as stock-based compensation using the graded vesting method.

12. Warrants

The following is a continuity schedule of the Company’s common stock purchase warrants:

	No. of Warrants	Exercise Price
Issued July 21, 2014	6,479,002	$0.6
Issued July 21, 2014 – broker warrants	583,110	$0.6
Conversion of convertible debentures	3,222,120	$0.2
Issued September 2, 2014	183,333	$0.6
Issued September 2, 2014 – broker warrants	16,500	$0.6
Expired	—	$—
Outstanding and exercisable, December 31, 2014 and March 31, 2015	10,484,065	$0.48

The following is a summary of the common stock purchase warrants outstanding as of December 31, 2014 and March 31, 2015:

Exercise Price ($)	No. of Warrants	Expiry Date
0.6	7,062,112	7/21/2016
0.2	3,222,120	7/21/2016
0.6	199,833	9/2/2016
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

Warranty Provisions

The Company is also exposed to warranty contingencies associated with the iWallet and has recorded a provision for these for the three month ended March 31, 2015 of $7,180 (2014 - $6,679) which is included in accrued liabilities, however, the actual amount of loss could be materially different.

The actual warranty claims for the three month period ended March 31, 2015 was $1,628 (March 31, 2014 - $115) which is included in cost of sales.

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

During the three month period ended March 31, 2015, the Company had sales to customers in Canada amounting to 30% of total sales. The remaining sales consists primarily of domestic sales; however, additional international sales accounted for 7% of total sales.

During the three month period ended March 31, 2014, the Company had sales to customers in Ireland amounting to 10% of total sales. The remaining sales consisted primarily of domestic sales; however, additional international sales accounted for 26% of total sales although no other individual country was in excess of ten percent of total sales.

16. Risk Management

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. For the period ended March 31, 2015, one customer accounted for 26% of the company’s total revenue. For the period ended March 31, 2014, one customer accounted for 14% of total revenue. As of March 31, 2015, one customer accounted for 61% of the accounts receivable balance. As of December 31, 2014, two customers accounted for 97% of the accounts receivable balance.

Economic Dependence

For the three month ended March 31, 2015, the Company purchased 100% of its raw material inventory from one vendor. For the three month period ended March 31, 2015, one vendor assembled 100% of its finished goods inventory. For the three month period ended March 31, 2015, all raw materials were purchased and all finished goods inventory were assembled by one vendor.

17. Subsequent Events

The Company issued secured convertible debentures (“the Debentures”) dated April 30, 2015 totaling $372,000. The Company incurred $29,800 in broker’s commissions resulting in net proceeds of $342,700. The Debentures bear interest at a rate of 8% per year, with interest payments due semi-annually beginning on October 31, 2015. The Debentures mature on April 30, 2017. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share.

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

Description of Business

We are a designer and developer of innovative, physical, personal security products that incorporate the latest security and communication technologies to protect against identity, personal and financial information theft. iWallet is a registered trademark in the United States. Our flagship product is a biometric locking luxury storage case that protects cash, credit cards and personal information with a proprietary fingerprint security system. The iWallet features a carbon fiber case which protects credit cards from being read by many types of RF devices in public spaces. Using Bluetooth Smart technology, iWallet owners can tether the iWallet to a supported smart device. A proximity alarm sounds on both devices when separated by about five meters. In addition, GPS tracking capabilities can be achieved through the same Bluetooth Smart technology and the smart phone.

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

Products and Technology

At this time, we are preparing to re-launch our flagship product the iWallet 2.0. The suggested retail price will be $499. The new iWallets have the following features:

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

Results of Operations for the Three Months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, we generated sales of $24,522. Our cost of sales was $32,824, resulting in gross loss of $8,302. Our expenses for the three months ended March 31, 2015 were $546,797, and consisted of legal and professional fees of $81,991, share based compensation of $141,621, salaries and wages of $106,500, interest and bank charges of $577, office and general expenses of $93,337, research and development of $88,339, travel expenses of $22,657, rent of $7,500, and amortization of intangible assets of $4,275. We also recorded a foreign exchange gain of $21,674. Our net loss for the three months ended March 31, 2015 was $533,425. By comparison, during the three months ended March 31, 2014, we generated sales of $16,132. Our cost of sales was $16,946, resulting in gross loss of $814. Our expenses for the three months ended March 31, 2014 were $211,394, and consisted of legal and professional fees of $111,558, salaries and wages of $62,100, interest and bank charges of $5,466, office and general expenses of $11,375, research and development of $1,142, travel expenses of $15,615, rent of $1,250, and amortization of intangible assets of $2,888. Our net loss for the three months ended March 31, 2014 was $212,208

Our expenses and net loss for the three months ended March 31, 2015 were larger than in the same period last year primarily due to increased operating costs as we expanded our operations, personnel and marketing budgets and intensified our research and development efforts. Our sales have also increased as a result of our launch of the iWallet 2.0 and increased marketing and distribution efforts.

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

Liquidity and Capital Resources

As of March 31, 2015, we had current assets of $558,225, consisting of cash in the amount of $64,720, funds held in attorney trust of $20,000, deposits and deferred costs of $183,546, inventory of $161,575, a loan due from a shareholder of $114,349, and accounts receivable of $14,035. Our current liabilities as of March 31, 2015 were $318,370, and consisted of the current portion of long term bank debt in the amount of $4,200, accounts payable of $207,757, accrued liabilities of $61,756, amounts due to a related party of $3,030, advances from an investor of $474, and a liability for a manufacturer tooling commitment of $41,153. Our working capital as of March 31, 2015 was therefore $239,855.

Our bank indebtedness consists of a line of credit with a limit of $35,000, secured by cash on deposit in a checking account. The line bears interest at a rate of prime plus 1.25%. As of March 31, 2015, the balance owed was $17,046.

On May 7, 2015, we obtained new financing through the issuance of Secured Convertible Debentures dated April 30, 2015 (the “Debentures”) totaling $372,500. After broker’s selling commissions of $29,800, we received net proceeds of $342,700 from the debenture offering. The Debentures bear interest at a rate of eight percent (8%) per year, with interest payments due semi-annually beginning on October 31, 2015. The Debentures mature on April 30, 2017.

In order to continue our growth and development plan, however, we will require additional financing. Management is currently seeking additional debt and/or equity financing in order to fund the long term development of the company. There can be no assurance that we will be successful in raising additional funding, either through increased sales and debt and/or other equity financing arrangements. If we are not able to secure significant additional funding, the long term implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWallet Corporation

Date:	May 15, 2015

/s/ Jack Chadsey
By:	Jack Chadsey
Title:	Chief Executive Officer and Chief Financial Officer

