Form 10-Q
period 2015-06-30
iWallet Corp
filed 2015-08-17
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,919,419 as of August 13, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited);
F-2	Condensed Interim Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (unaudited);
F-3	Condensed Interim Statements of Cash Flows for the six months ended March 31, 2015 and 2014 (unaudited);
F-4	Condensed Interim Statement of Changes in Shareholders’ (Deficiency) Equity for the six month period ended June 30, 2015 (unaudited);
F-5	Notes to Condensed Interim Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

iWallet Corp

Condensed Interim Balance Sheets

June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash	$121,417	$465,847
Funds held in attorney trust	—	20,000
Accounts receivable, net of allowance of $nil (2014 - $nil)	79,292	8,064
Prepaids and deposits (note 9)	161,697	211,534
Inventory (note 4)	166,508	138,819
Due from shareholder (note 7)	114,036	114,349
	642,950	958,613
Intangible assets (note 5)	129,410	116,336
	$772,360	$1,074,949
Liabilities
Current liabilities
Bank indebtedness - current (note 6)	$4,200	$4,347
Accounts payable (note 7)	230,004	235,391
Accrued liabilities (note 12)	70,316	45,916
Due to related party (note 7)	3,030	3,030
Advances from investor (note 7)	474	474
Tooling commitment liability (note 9)	41,153	41,153
Total Current Liabilities	349,177	330,311
Bank indebtedness - long-term (note 6)	10,567	13,764
Convertible debentures long-term (note 8)	460,186	—
	819,930	344,075
Shareholder's (deficiency) equity
Common shares, par value $0.001, 75,000,000 shares authorized; 33,919,419 issued (2014 - 33,919,419) (note 10)	33,919	33,919
Share to be issued	7,420	2,973
Additional paid-in capital	3,619,913	3,341,070
Deficit	(3,708,822)	(2,647,088)
	(47,570)	730,874
	$772,360	$1,074,949

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statements of Operations and Comprehensive Loss (Unaudited)

For the three and six month periods ended June 30, 2015 and 2014

	6 months ended June 30, 2015	6 months ended June 30, 2014	3 months ended June 30, 2015	3 months ended June 30, 2014
Sales	$142,994	$38,139	$118,472	$22,007
Cost of Sales	129,735	35,253	96,911	18,317
Gross Profit	13,259	2,886	21,561	3,690
Expenses
Share-based compensation	283,290	—	141,669	—
Salaries & wages	219,250	109,100	112,750	47,000
Office and general expenses	167,589	26,404	74,252	9,049
Research and development	191,178	11,533	102,839	10,391
Legal and professional fees	178,256	220,029	96,265	114,441
Travel	28,758	16,986	6,101	1,371
Rent	16,000	4,500	8,500	3,250
Interest and bank fees	8,960	12,952	8,383	7,486
Amortization of intangible assets	9,105	5,775	4,830	2,887
	1,102,386	407,279	555,589	195,875
Loss from operations before foreign exchange and provision for income taxes	(1,089,127)	(404,393)	(534,028)	(192,185)
Foreign exchange gain	27,393	—	5,719	—
Loss before provision for income taxes	(1,061,734)	(404,393)	(528,309)	(192,185)
Provision for income taxes	—	—	—	—
Net and comprehensive loss for periods	(1,061,734)	(404,393)	(528,309)	(192,185)
Loss per share- basic and diluted (note 13)	(0.03)	(0.04)	(0.02)	(0.02)
Weighted average number of shares outstanding basic and diluted (note 13)	33,919,419	10,000,000	33,919,419	10,000,000

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statement of Changes in Shareholders’ (Deficiency) Equity (Unaudited)

For the six month period ended June 30, 2015 and year ended December 31, 2014

	Class A Common Shares	Shares Amount	Shares to be issued	Additional Paid-in Capital	Deficit	Shareholder's (Deficiency) Equity
Balance, January 1, 2014	10,000,000	$10,000	$—	$(9,989)	$(222,812)	$(222,801)

Reverse recapitalization of Queensridge	9,037,147	9,037	—	-9,037	—	—
Private placement	6,662,335	6,662	—	1,992,039	—	1,998,701
Cost of issue	—	—	—	(217,815)	—	(217,815)
Issuance of common stock units on conversion of convertible debenture	3,222,120	3,222	—	673,423	—	676,645
Beneficial conversion feature	—	—	—	289,991	—	289,991
Broker common stock units	599,610	600	—	-600	—	0
Issuance of common stock units to management	4,398,207	4,398	—	623,058	—	627,456
Shares to be issued	—	—	2,973	—	—	2,973
Net and comprehensive loss	—	—	—	—	(2,424,276)	(2,424,276)
Balance, December 31, 2014	33,919,419	$33,919	$2,973	$3,341,070	$(2,647,088)	$730,874
Issuance of common stock units to management	—	—	—	278,843	—	278,843
Shares to be issued	—	—	4,447	—	—	4,447
Net and comprehensive loss	—	—	—	—	(1,061,734)	(1,061,734)
Balance, June 30, 2015	33,919,419	$33,919	$7,420	$3,619,913	$(3,708,822)	$(47,570)

The accompanying notes are an integral part of these condensed interim financial statements.

3

iWallet Corp

Condensed Interim Statements of Cash Flows (Unaudited)

For the six month periods ended June 30, 2015 and 2014

	2015	2014
Cash flow utilized in operating activities
Net and comprehensive loss for the periods	$(1,061,734)	$(404,393)
Items not affecting cash
Amortization of intangible assets	9,105	5,775
Share-based compensation	283,290	—
Interest expense	7,086	—
	(762,253)	(398,618)
Non-cash operating items resulted from changes in:
Accounts receivable	(71,228)	(1,602)
Prepaids and deposits	49,837	(95,301)
Inventory	(27,689)	(3,188)
Accounts payable	(5,387)	32,244
Accrued liabilities	24,400	38,025
	(792,320)	(428,440)
Cash flow utilized in investing activities
Additions to intangible assets	(22,179)	(12,188)
	(22,179)	(12,188)
Cash flow from financing activities
Funds paid to related party	—	(17,421)
Funds repaid by (advanced to) shareholder	313	(52,368)
Receipt of funds held in attorney trust	20,000	39,705
Repayment of bank indebtedness	(3,344)	(2,634)
Advances from investor	—	11,796
Proceeds from issuance of convertible debentures	453,100	228,000
	470,069	207,078
Decrease in cash	(344,430)	(233,550)
Cash, beginning of period	465,847	250,718
Cash, end of period	$121,417	$17,168

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

1. Nature of Business and Going Concern

iWallet Corp ("the Company") is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

iWallet Corporation (“iWallet”) was incorporated on November 18, 2009 in the State of California and is located at 7968 Arjons Drive, Suite D, San Diego, California 92126. On July 21, 2014 the Company merged with iWallet Acquisition Corporation (“Acquisition Sub”) (“the Merger”), a subsidiary formed by Queensridge Mining Resources, Inc. (“Queensridge”) for purposes of the Merger, which resulted in the Company becoming a wholley-owned subsidiary of Queensridge. Immediately following the merger the Acquisition Sub merged with and into Queensridge. Queensridge immediately changed its name to iWallet Corp and is continuing the business of iWallet as its only line of business.

The Company began trading on July 21, 2014 in the United States of America (“USA”) on the OTCQB Exchange under the ticker symbol IWAL.

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

As of June 30, 2015, the Company has a deficit of $3,708,822 (December 31, 2014 - $2,647,088) and has significant losses and negative cash flows from operations. As at June 30, 2015 the Company has working capital of $293,773 (December 31, 2014 - $628,302). There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. The Company plans on raising additional funds from completing financing arrangements, whether as continued subscriptions for convertible debentures or private placements.

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

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

3. Recently Adopted and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In April 2015, the FASB issued ASU 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires issuance costs related to a recognized debt liability to be presented in the balance sheet as an offset against the recorded liability, similar to debt discounts. Such issuance costs were previously recorded as assets. The recognition and measurement guidance for debt issuance costs are unchanged. ASU 2015-3 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2015, accordingly, the convertible debentures issued during the period (see note 8) have been recognized net of the of the issuance costs, which will be recognized using the effective interest method

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of assessing the impact, if any, on its financial statements.

On August 27, 2014, the FASB issued a new financial accounting standard ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is in the process of assessing the impact, if any, on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed interim financial statements.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

4. Inventory

	June 30, 2015	December 31, 2014
Raw materials and components	$73,899	$86,606
Finished goods	92,609	32,622
Goods in-transit	—	19,591
Total inventory	$166,508	$138,819

During the three and six month periods ended June 30, 2015, the Company recorded a provision relating to obsolete inventory of $nil (2014 - $nil).

5. Intangible Assets

	Cost	Accumulated Amortization	June 30, 2015 Net Book Value	Dec 31, 2014 Net Book Value

Patents	$78,618	$19,691	$58,927	$52,041
Trademarks	16,909	5,522	11,387	12,170
Software	51,680	5,917	45,763	36,125
Website Development (i)	16,000	2,667	13,333	16,000
Total intangible assets	$163,207	$33,797	$129,410	$116,336

(i) The Company engaged an arm's length third party vendor to complete development of their website and mobile application software. Development was completed in December 2014; accordingly, although ready for use, the costs were not amortized as of December 31, 2014. Amortization commenced during the three-month period ended March 31, 2015.

Amortization for the three month period ended June 30, 2015 was $4,830 (2014 - $2,887). Amortization for the six month period ended June 30, 2014 was $9,105 (2014 - $5,775).

2015	$8,160
2016	16,321
2017	16,321
2018	16,321
2019	16,321
over 5 years	55,966
Total	$129,410

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

6. Bank Indebtedness

The bank indebtedness of the Company consists of a secured line of credit with a limit of $35,000 bearing interest at the annual prime rate plus 1.25%, which as at June 30, 2015 and December 31, 2014 was 4.5%, and with monthly repayments determined as follows:

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

Security for the line of credit is the cash in the checking account held with the bank.

	June 30, 2015	December 31, 2014
Line of credit	$14,767	$18,111
Less: Current portion - estimated based on (a)(i) above	(4,200)	(4,347)
Long-term portion of debt	$10,567	$13,764

Principal repayments estimated based on (a)(i) above as at June 30, 2015:

2016	$2,015
2017	5,214
2018	3,338
Total principal repayments	$10,567
F-8

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

7. Related Party Transaction and Balances

	June 30, 2015	December 31, 2014
Balances
Current assets
Due from shareholder	$114,036	$114,349
Current liabilities
Due to related party	$3,030	$3,030
Advances from investor	$474	$474

The above balances are non-interest bearing, unsecured and due on demand. The related party is related by virtue of the common control and ownership by the Company's shareholder.

The advances from investor were funds advanced for purposes of covering operating expenses of the Company and $81,000 of these advances were formalized into a convertible debenture in the prior year (note 8). At December 31, 2013, the investor was also serving as interim Chief Financial Officer (“CFO”) and accordingly these transactions constitute related party transactions; however, on January 1, 2014 the investor resigned as interim CFO.

For the period ended June 30, 2015, the Company expensed $6,635 (2014 – $nil) to Shelter Rock International, LLC (“SRI”) for consulting services. No subsequent expenses have been recorded. The Principal of SRI is a director of the Company. As at June 30, 2015, the balance owing to SRI was $nil (December 31, 2014 – $2,788) included in accounts payable.

8. Convertible Debentures

In December of 2013, the Company entered into a series of secured convertible debenture agreements (the “convertible debentures”) with various investors amounting to $354,000. During the six months ended June 30, 2014, the Company closed on an additional $309,000 of convertible debentures with the same terms, inclusive of $81,000 of advances from investor formalized into a convertible debenture during the year, bringing the total convertible debentures outstanding to $663,000. The convertible debentures had an interest of 5% per annum calculated monthly and payable on maturity and had a maturity date of August 15, 2014.

On July 21, 2014, the Company completed the Transaction and forced conversion of the aggregate of $663,000 Convertible Debentures and $13,645 of accrued interest into 3,222,120 common stock and common stock purchase warrants at an exercise price of $0.20 and with a term of 24 months.

In fiscal 2015, the Company issued two tranches, one in April and one in June, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures mature on April 30, 2017. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

8. Convertible Debentures – continued

The conversion feature was determined to be an embedded derivative; however, since the instrument is a conventional convertible debenture the conversion feature was not bifurcated. Additionally, the conversion feature was determined not to be beneficial in both tranches as the fair value of the Company's share price at the date of issuance was less than the conversion price. Accordingly, no proceeds were allocated to the value of the conversion feature on initial recognition.

As previously noted, the Company has early adopted ASU 2015-03 “Imputation of Interest” and as a result has recognized the convertible debentures net of the related issuance costs of $39,400. These costs will be realized using an effective interest rate of 13.06%, for the April tranche and 13.83% for the June tranche. Imputed interest expense for the six month period ended June 30, 2015 was $7,086.

The change in the carrying value of the obligation during the period ended June 30, 2015 is as follows:

Carrying value of the convertible debenture	$492,500
Less transaction costs	(39,400)
Accrued interest	7,086
Total carrying value as of June 30, 2015	460,186

9. Tooling Commitment Liability

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

On August 24, 2013, the Company entered into a revised agreement with the supplier that extended the term another twelve months to August 24, 2014. As of June 30, 2015, the contract has expired and the tooling commitment of $41,153 is due on demand.

The tooling commitment deposit is included in deposits and deferred costs and is capitalized into inventory as units are purchased based on the 5,000 unit commitment. The tooling deposit is capitalized into inventory based on the 5,000 unit commitment. As of June 30, 2015, $322 of the tooling commitment deposit was included in prepaids and deposits (December 31, 2014 - $6,682).

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

10. Share Capital

a)	Authorized Shares

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 33,919,419 shares of Common Stock issued and outstanding as of June 30, 2015. There were no changes to the authorized share capital for the six months ended June 30, 2015 and 2014.

b)	Share-based compensation

On September 2, 2014 the Company entered into an agreement with the Chief Executive Officer (CEO) to issue 4,398,207 shares, or 15% of the Company’s outstanding common stock as of July 21, 2014. The Company’s stock price was $0.30 at the time of issuance, resulting in a total value of $1,319,462. The shares will vest as to 1,172,855 on each of September 2, 2014, August 31, 2015 and August 31, 2016, and 879,642 shares on August 31, 2017. For the year ended December 31, 2014 1,172,855 shares have vested, with remaining amounts to be vested on each anniversary date. For the three and six month periods ended June 30, 2015 a total of $139,478 and $278,843 respectively (three and six month periods ended June 30, 2014 - $nil) has been expensed as stock-based compensation using the graded vesting method.

To account for subsequent dilution, the CEO is to maintain a 15% ownership at the end of the initial term of his employment contract August 31, 2017. Additional equity shall be issued and vested on each anniversary date.

Subsequent to the agreement, the Company completed a private placement for 199,833 common stock. The CEO is to be issued an additional 29,975 common stock. At the time of issuance, the Company’s stock price was $0.30 per share, resulting in a total value of $8,992. For the three and six month periods ended June 30, 2015, $2,191 and $4,447 respectively (three and six month periods ended June 30, 2014 - $nil) has vested which is presented as shares to be issued and expensed as stock-based compensation using the graded vesting method.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

11. Warrants

The following is a continuity schedule of the Company’s common stock purchase warrants:

	No. of Warrants	Exercise Price

Issued July 21, 2014	6,479,002	$0.60
Issued July 21, 2014 – broker warrants	583,110	$0.60
Conversion of convertible debentures	3,222,120	$0.20
Issued September 2, 2014	183,333	$0.60
Issued September 2, 2014 – broker warrants	16,500	$0.60
Expired	—	$—
Outstanding and exercisable June 30, 2015 and December 31, 2014	10,484,065	$0.48

The following is a summary of the common stock purchase warrants outstanding as of December 31, 2014 and June 30, 2015:

Exercise Price ($)	No. of Warrants	Expiry Date
0.6	7,062,112	21-Jul-16
0.2	3,222,120	21-Jul-16
0.6	199,833	02-Sep-16
	10,484,065

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

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

Warranty Provisions

The Company is also exposed to warranty contingencies associated with the iWallet and has recorded a provision for these for the six months ended June 30, 2015 of $6,818 (2014 - $6,679) which is included in accrued liabilities, however, the actual amount of loss could be materially different.

The actual warranty claims for the six month period ended June 30, 2015 were $2,667 (June 30, 2014 - $3,027) which is included in cost of sales.

13. Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude 10,484,065 potentially dilutive warrants (note 11) and 29,975 shares (note 10(b)) since their effect is anti-dilutive.

14. Segmented Reporting

All of the Company's long-lived assets are located in the United States.

During the three month period ended June 30, 2015, the Company had sales primarily to domestic customers; however, additional international sales accounted for 22% of total sales, although no individual country was in excess of ten percent of sales.

During the six month period ended June 30, 2015, the Company had sales primarily to domestic customers; however, additional international sales accounted for 24% of total sales, although no individual country was in excess of ten percent of sales.

During the three month period ended June 30, 2014, the majority of the sales were domestic; however, total international sales accounted for 8% of total sales.

During the six month period ended June 30, 2014, the majority of sales were domestic; however, total international sales account for 14% of total sales although no individual country was in excess of ten percent of total sales.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

15. Risk Management

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. For the six month period ended June 30, 2015, two customers accounted for 65% of the company’s total revenue. For the period ended June 30, 2014, two customers accounted for 36% of total revenue. As of June 30, 2015, two customers accounted for 96% of the accounts receivable balance. As of December 31, 2014, two customers accounted for 97% of the accounts receivable balance.

Economic Dependence

For the six month ended June 30, 2015, the Company purchased 100% of its raw material inventory from six vendors. For the six month period ended June 30, 2015, one vendor assembled 100% of its finished goods inventory. For the six month period ended June 30, 2014, all raw materials were purchased and all finished goods inventory were assembled by one vendor.

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

Recent Developments

We recently entered into strategic alliance with NEXT Biometrics Group ASA (OAX: NEXT) to incorporate NEXT Biometrics’ next generation, high-quality fingerprint imaging sensor modules into our portfolio of products, which will feature our patented BIO-BLU™ Biometric Bluetooth® smart locking technology. NEXT’s fingerprint sensors will be incorporated into our biometric products, designed to protect credit cards, jewelry, prescription medications and other valuables. Our BIO-BLU technology will allow customers to access any of their devices that are Bluetooth® connected via a secure biometric fingerprint sensor. BIO-BLU uses an encrypted data connection to any Bluetooth® host including smart phones, tablets and computers dependent on Bluetooth® 4.0, the most recent widespread deployment of the popular short-distance wireless communication protocol, which includes Bluetooth® Low Energy (BLE). We have committed to purchase a minimum of 10,000 NEXT NB-2020S sensors over the next twelve months.

Results of Operations for the Three and Six Months ended June 30, 2015 and 2014.

During the six months ended June 30, 2015, we generated sales of $142,994. Our cost of sales was $128,735, resulting in gross profit of $13,259. Our expenses for the six months ended June 30, 2015 were $1,139,680, and consisted of legal and professional fees of $178,256, share based compensation of $283,290, interest and bank charges of $6,854, office and general expenses of $206,989, research and development of $191,178, travel expenses of $28,758, rent of $16,000, salaries and wages of $219,250, and amortization of intangible assets of $9,105. We also recorded a foreign exchange gain of $27,393. Our net loss for the six months ended June 30, 2015 was $1,099,028. By comparison, during the six months ended June 30, 2014, we generated sales of $38,139. Our cost of sales was $35,253, resulting in gross profit of $2,886. Our expenses for the six months ended June 30, 2014 were $407,279, and consisted of legal and professional fees of $220,029, interest and bank charges of $12,952, office and general expenses of $26,404, research and development of $11,533, travel expenses of $16,986, rent of $4,500, salaries and wages of 109,100, and amortization of intangible assets of $5,775. Our net loss for the six months ended June 30, 2014 was $404,393.

During the three months ended June 30, 2015, we generated sales of $118,472. Our cost of sales was $96,911, resulting in gross profit of $21,561. Our expenses for the three months ended June 30, 2015 were $592,883, and consisted of legal and professional fees of $96,265, share based compensation of $141,669, interest and bank charges of $6,277, office and general expenses of $113,652, research and development of $102,839, travel expenses of $6,101, rent of $8,500, salaries and wages of $112,750, and amortization of intangible assets of $4,830. We also recorded a foreign exchange gain of $5,719. Our net loss for the three months ended June 30, 2015 was $565,603. By comparison, during the three months ended June 30, 2014, we generated sales of $22,007. Our cost of sales was $18,317, resulting in gross profit of $3,690. Our expenses for the three months ended June 30, 2014 were $195,875, and consisted of legal and professional fees of $114,441, interest and bank charges of $7,486, office and general expenses of $9,049, research and development of $10,391, travel expenses of $1,371, rent of $3,250, salaries and wages of 47,000, and amortization of intangible assets of $2,887. Our net loss for the three months ended June 30, 2014 was $192,185

Our expenses and net loss for the three and six months ended June 30, 2015 were larger than in the same periods last year primarily due to increased operating costs as we expanded our operations, personnel and marketing budgets and intensified our research and development efforts. Our sales have also increased as a result of our launch of the iWallet 2.0 and increased marketing and distribution efforts.

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

Liquidity and Capital Resources

As of June 30, 2015, we had current assets of $642,950, consisting of cash in the amount of $121,417, prepaid expenses and deposits of $161,697, inventory of $166,508, a loan due from a shareholder of $114,036, and accounts receivable of $79,292. Our current liabilities as of June 30, 2015 were $349,177, and consisted of the current portion of long term bank debt in the amount of $4,200, accounts payable of $230,004, accrued liabilities of $56,382, amounts due to a related party of $3,030, advances from an investor of $474, customer deposits of $13,934, and a liability for a manufacturer tooling commitment of $41,153. Our working capital as of June 30, 2015 was therefore $293,773.

Our bank indebtedness consists of a line of credit with a limit of $35,000, secured by cash on deposit in a checking account. The line bears interest at a rate of prime plus 1.25%. As of June 30, 2015, the balance owed was $14,767.

On May 7, 2015, we obtained new financing through the issuance of Secured Convertible Debentures dated April 30, 2015 (the “Debentures”) totaling $372,500. After broker’s selling commissions of $29,800, we received net proceeds of $342,700 from the debenture offering. The Debentures bear interest at a rate of eight percent (8%) per year, with interest payments due semi-annually beginning on October 31, 2015. The Debentures mature on April 30, 2017. On June 30, 2015, we closed a follow-on offering of Secured Convertible Debentures with the same terms. The follow-on offering raised a total of $120,000 from a total of four (4) investors, including one affiliate who subscribed for a $50,000 Debenture.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to include this item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
10

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWallet Corporation

Date:	August 17, 2015

/s/ Jack B. Chadsey
By:	Jack B. Chadsey
Title:	Chief Executive Officer and Chief Financial Officer

