Form 10-Q
period 2015-09-30
iWallet Corp
filed 2015-11-24
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,919,419 as of November 19, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited);
F-2	Condensed Interim Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2015 and 2014 (Unaudited);
F-3	Condensed Interim Statement of Changes in Shareholders’ (Deficiency) Equity for the nine month period ended September 30, 2015 and year ended December 31, 2014 (Unaudited);
F-4	Condensed Interim Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014 (Unaudited);
F-5	Notes to Condensed Interim Financial Statements (Unaudited).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

iWallet Corp

Condensed Interim Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash	$—	$465,847
Funds held in attorney trust	—	20,000
Accounts receivable, net of allowance of $20,113 (2014 - $nil)	2,740	8,064
Prepaids and deposits (note 10)	123,020	211,534
Inventory (note 5)	75,217	138,819
Due from shareholder (note 8)	114,037	114,349
	315,014	958,613
Intangible assets (note 6)	124,682	116,336
	$439,696	$1,074,949

Liabilities
Current liabilities
Bank indebtedness - current (note 7)	$7,256	$4,347
Accounts payable (notes 4 and 8)	379,725	235,391
Accrued liabilities (note 13)	86,601	45,916
Due to related party (note 8)	3,030	3,030
Advances from investor (note 8)	474	474
Tooling commitment liability (note 10)	41,153	41,153
Convertible debentures - short-term (note 9)	22,992	—
	541,231	330,311
Bank indebtedness - long-term (note 7)	6,159	13,764
Convertible debentures - long-term (note 9)	436,825	—
	984,215	344,075
Shareholder's (deficiency) equity
Common shares, par value $0.001, 75,000,000 shares authorized; 33,919,419 issued (2014 - 33,919,419) (note 11)	33,919	33,919
Additional paid-in capital	3,732,963	3,344,043
Deficit	(4,311,401)	(2,647,088)
	(544,519)	730,874
	$439,696	$1,074,949

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statements of Operations and Comprehensive Loss (Unaudited)

For the three and nine month periods ended September 30, 2015 and 2014

	9 months ended September 30, 2015	9 months ended September 30, 2014	3 months ended September 30, 2015	3 months ended September 30, 2014
Sales – net of returns (note 4)	$79,826	$102,615	$(63,168)	$64,476
Cost of sales	265,648	80,469	135,913	45,216
Gross (loss) profit	(185,822)	22,146	(199,081)	19,260
Expenses
Share-based compensation	388,920	402,945	105,630	402,945
Salaries and wages	297,809	186,983	78,559	77,883
Research and development	263,554	53,039	72,376	41,506
Legal and professional fees	260,050	698,342	81,794	478,313
Office and general expenses	212,342	66,777	44,753	40,373
Travel	31,876	26,868	3,118	9,882
Rent	26,500	12,000	10,500	7,500
Interest and bank fees	24,987	15,083	16,027	2,131
Debt discount accretion	—	289,991	—	289,991
Provision for recovery on tooling commitment	—	(48,414)	—	(48,414)
Amortization of intangible assets	13,834	8,676	4,729	2,901
	1,519,872	1,712,290	417,486	1,305,011
Loss from operations before foreign exchange and provision for income taxes	(1,705,694)	(1,690,144)	(616,567)	(1,285,751)
Foreign exchange gain	41,381	—	13,988	—
Loss before provision for income taxes	(1,664,313)	(1,690,144)	(602,579)	(1,285,751)
Provision for income taxes	—	—	—	—
Net and comprehensive loss for period	$(1,664,313)	$(1,690,144)	$(602,579)	$(1,285,751)
Loss per share- basic and diluted (note 14)	$(0.08)	$(0.12)	$(0.03)	$(0.05)
Weighted average number of shares outstanding basic and diluted (note 14)	20,140,136	14,111,132	20,140,136	26,310,468

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statement of Changes in Shareholders’ (Deficiency) Equity (Unaudited)

For the nine month period ended September 30, 2015 and year ended December 31, 2014

	Class A Common Shares	Shares Amount	Additional Paid-in Capital	Deficit	Shareholder's (Deficiency) Equity
Balance, January 1, 2014	10,000,000	$10,000	$(9,989)	$(222,812)	$(222,801)
Reverse recapitalization of Queensridge	9,037,147	9,037	(9,037)	—	—
Private placement	6,662,335	6,662	1,992,039	—	1,998,701
Cost of issue	—	—	(217,815)	—	(217,815)
Issuance of common stock units on conversion of convertible debenture	3,222,120	3,222	673,423	—	676,645
Beneficial conversion feature	—	—	289,991	—	289,991
Broker common stock units	599,610	600	(600)	—	—
Issuance of common stock units to management	4,398,207	4,398	626,031	—	630,429
Net and comprehensive loss	—	—	—	(2,424,276)	(2,424,276)
Balance, December 31, 2014	33,919,419	$33,919	$3,344,043	$(2,647,088)	$730,874
Issuance of common stock units to management	—	—	388,920	—	388,920
Net and comprehensive loss	—	—	—	(1,664,313)	(1,664,313)
Balance, September 30, 2015	33,919,419	$33,919	$3,732,963	$(4,311,401)	$(544,519)

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Condensed Interim Statements of Cash Flows (Unaudited)

For the nine month periods ended September 30, 2015 and 2014

	2015	2014
Cash flow utilized in operating activities
Net and comprehensive loss for the period	$(1,664,313)	$(1,690,144)
Items not affecting cash
Provision for recovery on tooling commitment	—	(48,414)
Amortization of intangible assets	13,834	8,676
Debt discount accretion	—	289,991
Accretion expense	6,717	13,645
Share-based compensation	388,920	402,945
Inventory provision	145,003	—
Allowance for doubtful accounts provision	20,113	—
	(1,089,726)	(1,023,301)
Non-cash operating items resulted from changes in:
Accounts receivable	(14,789)	(47,460)
Prepaids and deposits	88,414	(128,301)
Inventory	(81,401)	(86,858)
Accounts payable	144,334	(22,386)
Accrued liabilities	40,685	110,089
	(912,383)	(1,198,217)
Cash flow utilized in investing activities
Additions to intangible assets	(22,180)	(13,739)
	(22,180)	(13,739)
Cash flow from financing activities
Funds paid to related party	—	(21,367)
Funds repaid by (advanced to) shareholder	312	(65,961)
Receipt of funds held in attorney trust	20,000	39,705
Repayment of bank indebtedness	(4,696)	(3,837)
Advances from investor	—	11,796
Proceeds from issuance of convertible debentures	453,100	228,000
Proceeds from issuance of common stock units for cash	—	1,793,910
	468,716	1,982,246
(Decrease) increase in cash	(465,847)	770,290
Cash, beginning of period	465,847	250,718
Cash, end of period	$—	$1,021,008

The accompanying notes are an integral part of these condensed interim financial statements.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

1. Nature of Business and Going Concern

iWallet Corp (the “Company”) is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

iWallet Corporation (“iWallet”) was incorporated on November 18, 2009 in the State of California and is located at 7968 Arjons Drive, Suite D, San Diego, California 92126. On July 21, 2014 the Company merged with iWallet Acquisition Corporation (“Acquisition Sub”) (“the Merger”), a subsidiary formed by Queensridge Mining Resources, Inc. (“Queensridge”) for purposes of the Merger, which resulted in the Company becoming a wholly-owned subsidiary of Queensridge. Immediately following the merger the Acquisition Sub merged with and into Queensridge (collectively, “the Transaction”). Queensridge immediately changed its name to iWallet Corp and is continuing the business of iWallet as its only line of business.

The Company began trading on July 21, 2014 in the United States of America (“USA”) on the OTCQB Exchange under the ticker symbol IWAL.

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

As of September 30, 2015, the Company has a deficit of $4,311,401 (December 31, 2014 - $2,647,088) and has significant losses and negative cash flows from operations. As at September 30, 2015 the Company has working deficit of ($226,217) (December 31, 2014 – surplus of $628,302). There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. The Company plans on raising additional funds from completing financing arrangements, whether as continued subscriptions for convertible debentures or private placements.

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

September 30, 2015 and 2014

3. Recently Adopted and Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In April 2015, the FASB issued ASU 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires issuance costs related to a recognized debt liability to be presented in the balance sheet as an offset against the recorded liability, similar to debt discounts. Such issuance costs were previously recorded as assets. The recognition and measurement guidance for debt issuance costs are unchanged. ASU 2015-3 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2015, accordingly, the convertible debentures issued during the period (see note 9) have been recognized net of the issuance costs upon intial recognition and will subsequently measured using the effective interest method.

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

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

4. Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collection is reasonably assured. In the current period there were significant returns of goods that had previously been determined to have met the recognition criteria. A portion of these returns were not made within a time period prescribed by any formal return policy nor within a 30 day period as stipulated by the laws of the State of California; however this represented an isolated incident and the Company accepted the returned goods resulting in the derecognition of these sales, of which a provision of $60,788 has been recorded in accounts payable for those goods that had already been paid for by the customers.

Additional returns of $27,046 were made within the time prescribed by the contracted return policy.

In making this assessment of revenue recognition, the Company utilizes estimates to provide for potential returns based on historical evidence of one year. Due to the higher level of returns in the current period, the total deferral rate of return increased to 7.5%.

5. Inventory

	September 30, 2015	December 31, 2014
Raw materials and components	$50,907	$86,606
Finished goods	24,310	32,622
Goods in-transit	—	19,591
	$75,217	$138,819

During the three and nine month periods ended September 30, 2015, the Company recorded a provision relating to obsolete inventory of $145,003 (2014 - $nil) which is included in cost of sales.

6. Intangible Assets

	Cost	Accumulated Amortization	September 30, 2015 Net Book Value	December 31, 2014 Net Book Value
Patents	$78,619	$21,580	$57,039	$52,041
Trademarks	16,908	6,007	10,901	12,170
Software	51,680	7,313	44,367	36,125
Website development (i)	16,000	3,625	12,375	16,000
	$163,207	$38,525	$124,682	$116,336
(i)	The Company engaged an arm's length third party vendor to complete development of their website and mobile application software. Development was completed in December 2014; accordingly, although ready for use, the costs were not amortized as of December 31, 2014. Amortization commenced during the three-month period ended March 31, 2015.

Amortization for the three month period ended September 30, 2015 was $4,729 (2014 - $2,901). Amortization for the nine month period ended September 30, 2015 was $13,834 (2014 - $8,676).

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

6. Intangible Assets (continued)

The following represents amortization expense over the next five years:

2015	$3,432
2016	16,321
2017	16,321
2018	16,321
2019	16,321
over 5 years	55,966
Total	$124,682

7. Bank Indebtedness

The bank indebtedness of the Company consists of a secured line of credit and an overdraft protection. The overdraft protection is available up to a maximum of $5,000 of which $3,056 is owing as at September 30, 2015 (December 31, 2014 - $nil).

The secured line of credit has a limit of $35,000 bearing interest at the annual prime rate plus 1.25%, which as at September 30, 2015 and December 31, 2014 was 4.5%, and with monthly repayments determined as follows:

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

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

7. Bank Indebtedness (continued)

Security for the line of credit is the cash in the checking account held with the bank.

	September 30, 2015	December 31, 2014
Line of credit	$10,359	$18,111
Less: Current portion - estimated based on (a)(i) above	(4,200)	(4,347)
	$6,159	$13,764

Principal repayments estimated based on (a)(i) above as at September 30, 2015:

2016	$2,015
2017	2,507
2018	1,637
$6,159

8. Related Party Transaction and Balances

	September 30, 2015	December 31, 2014
Balances
Current assets
Due from shareholder	$114,037	$114,349
Current liabilities
Due to related party	$3,030	$3,030
Advances from investor	$474	$474

The above balances are non-interest bearing, unsecured and due on demand. The related party is related by virtue of the common control and ownership by the Company's shareholder.

The advances from investor were funds advanced for purposes of covering operating expenses of the Company and $81,000 of these advances were formalized into a convertible debenture in the prior year (note 9). At December 31, 2013, the investor was also serving as interim Chief Financial Officer (“CFO”) and accordingly these transactions constitute related party transactions; however, on January 1, 2014 the investor resigned as interim CFO.

For the three and nine month period ended September 30, 2015, the Company expensed $nil and $6,635 respectively (three and nine month period ended September 30, 2014 – $nil and $nil respectively) to Shelter Rock International, LLC (“SRI”) for consulting services. No subsequent expenses have been recorded. The Principal of SRI is a director of the Company. As at September 30, 2015, the balance owing to SRI was $nil (December 31, 2014 – $2,788) included in accounts payable.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

9. Convertible Debentures

In December of 2013, the Company entered into a series of secured convertible debenture agreements (the “convertible debentures”) with various investors amounting to $354,000. During the six months ended September 30, 2014, the Company closed on an additional $309,000 of convertible debentures with the same terms, inclusive of $81,000 of advances from investor formalized into a convertible debenture during the year, bringing the total convertible debentures outstanding to $663,000. The convertible debentures had an interest rate of 5% per annum calculated monthly and payable on maturity and had a maturity date of August 15, 2014.

On July 21, 2014, the Company completed the Transaction and forced conversion of the aggregate of $663,000 Convertible Debentures and $13,645 of accrued interest into 3,222,120 common stock and common stock purchase warrants at an exercise price of $0.20 and with a term of 24 months.

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures mature on April 30, 2017. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share.

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

As previously noted, the Company has early adopted ASU 2015-03 “Imputation of Interest” and as a result has recognized the convertible debentures net of the related issuance costs of $39,400. These costs will be realized using an effective interest rate of 13.06%, for the April tranche and 13.83% for the September tranche. Imputed interest expense for the nine month period ended September 30, 2015 was $6,717.

The change in the carrying value of the obligation during the period ended September 30, 2015 is as follows:

Carrying value of the convertible debenture	$492,500
Less transaction costs	(39,400)
Accrued interest	6,717
Total carrying value as of September 30, 2015	459,817
Less: current portion	(22,992)
Long-term portion	$436,825
F-10

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

10. Tooling Commitment Liability

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

On August 24, 2013, the Company entered into a revised agreement with the supplier that extended the term another twelve months to August 24, 2014. As of September 30, 2015, the contract has expired and the tooling commitment of $41,153 is due on demand.

The tooling commitment deposit is included in deposits and deferred costs and is capitalized into inventory as units are purchased based on the 5,000 unit commitment. The tooling deposit is capitalized into inventory based on the 5,000 unit commitment. As of September 30, 2015, $322 of the tooling commitment deposit was included in prepaids and deposits (December 31, 2014 - $6,682).

11. Share Capital

a)	Authorized shares

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 33,919,419 shares of Common Stock issued and outstanding as of September 30, 2015. There were no changes to the authorized share capital for the nine months ended September 30, 2015. The following represents the changes for the nine months period ended September 30, 2014:

	Number
	of shares	Amount
Balance January 1, 2013 and December 31, 2013	10,000,000	$10,000
Recapitalization adjustment	9,037,147	9,037
Issuance of shares under private placement	6,479,002	6,479
Issuance of shares under private placement	183,333	183
Issuance of shares for services	599,610	600
Issuance of shares to convertible debenture holders	3,222,120	3,222
Issuance of shares to employees	4,398,207	4,398
Balance September 30, 2014 and September 30, 2015	33,919,419	33,919

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

11. Share Capital (continued)

b)       Share-based compensation

On September 2, 2014 the Company entered into an agreement with the Chief Executive Officer (“CEO”) to issue 4,398,207 shares, or 15% of the Company’s outstanding common stock as of July 21, 2014. The Company’s stock price was $0.30 at the time of issuance, resulting in a total value of $1,319,462. The shares will vest as to 1,172,855 on each of September 2, 2014, August 31, 2015 and August 31, 2016, and 879,642 shares on August 31, 2017. For the year ended December 31, 2014 1,172,855 shares have vested, with remaining amounts to be vested on each anniversary date. For the three and nine month periods ended September 30, 2015 a total of $105,630 and $388,920 respectively (three and nine month periods ended September 30, 2014 - $402,945) has been expensed as stock-based compensation using the graded vesting method.

12. Warrants

The following is a continuity schedule of the Company’s common stock purchase warrants:

	Number of Warrants	Exercise Price
Issued July 21, 2014	6,479,002	$0.60
Issued July 21, 2014 – broker warrants	583,110	$0.60
Conversion of convertible debentures	3,222,120	$0.20
Issued September 2, 2014	183,333	$0.60
Issued September 2, 2014 – broker warrants	16,500	$0.60
Expired	—	$—
Outstanding and exercisable September 30, 2015 and December 31, 2014	10,484,065	$0.48

The following is a summary of the common stock purchase warrants outstanding as of December 31, 2014 and September 30, 2015:

Exercise Price ($)	Number of Warrants	Expiry Date
0.6	7,062,112	July 21, 2016
0.2	3,222,120	July 21, 2016
0.6	199,833	September 2, 2016
	10,484,065

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

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

Warranty Provisions

The Company is also exposed to warranty contingencies associated with the iWallets and has recorded a provision for these for the nine months ended September 30, 2015 of $6,818 (December 31, 2014 - $6,679) which is included in accrued liabilities, however, the actual amount of loss could be materially different.

The actual warranty claims for the nine month period ended September 30, 2015 was $2,667 (September 30, 2014 - $3,027) which is included in cost of sales.

Commitments

At September 30, 2015, the Company was committed to lease payments for its premises in the following amounts:

2015 – remaining three months	$10,500
2016	28,000
$38,500

14. Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common stock outstanding. Diluted loss per share and the weighted average number of shares of common stock exclude 10,484,065 potentially dilutive warrants (note 11) since their effect is anti-dilutive.

iWallet Corp

Notes to Condensed Interim Financial Statements (Unaudited)

September 30, 2015 and 2014

15. Segmented Reporting

All of the Company's long-lived assets are located in the United States.

During the three month period ended September 30, 2015, the Company had sales primarily to domestic customers; however, additional international sales accounted for 70% of total sales. Of this amount, the United Arab Emirates accounted for 59% of the total sales.

During the nine month period ended September 30, 2015, the Company had sales primarily to domestic customers; however, additional international sales accounted for 52% of total sales. Of this amount, Japan accounted for 37% of the total sales.

During the three month period ended September 30, 2014, the majority of the sales were domestic; however, total international sales accounted for 5% of total sales although no individual country was in excess of ten percent of total sales.

During the nine month period ended September 30, 2014, the majority of sales were domestic; however, total international sales account for 8% of total sales although no individual country was in excess of ten percent of total sales.

16. Risk Management

Concentrations of Credit Risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. For the nine month period ended September 30, 2015, two customers accounted for 47% of the Company’s total revenue. For the period ended September 30, 2014, one customer accounted for 52% of total revenue.

For the three month period ended September 30, 2015, one customer accounted for 29% of the Company’s total revenue. For the three month period ended September 30, 2014, one customer accounted for 82% of the Company’s total revenue.

As of September 30, 2015, two customers accounted for 100% of the accounts receivable balance. As of December 31, 2014, two customers accounted for 97% of the accounts receivable balance.

Economic Dependence

For the nine month ended September 30, 2015, the Company purchased 100% of its raw material inventory from six vendors. For the nine month period ended September 30, 2015, one vendor assembled 100% of its finished goods inventory. For the six month period ended September 30, 2014, all raw materials were purchased and all finished goods inventory were assembled by one vendor.

17. Subsequent Event

On October 13, 2015, the Company approved the adoption of the Incentive Plan (“the Plan”) to issue up to 3,000,000 shares of the Company’s common stock, par value of $0.001 per share, upon exercise of the options granted.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

iWallet Corp. has been a designer and developer of physical personal security products that incorporate the latest security and communication technologies to protect against identity, personal and financial information theft. The company’s flagship product has been a biometric locking luxury storage case that protects cash, credit cards and personal information with a proprietary fingerprint security system.

As was announced on October 28, 2015, the company has shifted its business from manufacturing luxury, secure personal accessories to licensing its patent portfolio, which focuses on biometric fingerprinting devices that tether to smartphones and other radio frequency devices via Bluetooth pairing technologies.

The company has recently completed a Continuation-In-Patent. This dramatically expanded the scope of its earlier filed, successful patent portfolio, as well as fortified the capabilities of its technology to pair with evolving smartphone and other radio frequency technologies. The company believes that this action creates a significant barrier to entry for this market segment.

The company holds numerous design and utility patents surrounding its advanced biometric fingerprint recognition sensors and Bluetooth BLE communications, which enable it to bring-to-market biometric products designed to protect customers’ identification, credit cards, cash, jewelry, prescription medications and other valuables.

The company’s unique combination of secure pairing technology, local biometric verification and compatibility with personal devices, lends itself to vast implementations that could drive alliances with luggage and bag manufacturers, as well as other joint venture licensing collaborations with manufacturers of luxury products. Ensuring that the company’s patents reflect the latest mobile technology is paramount to remaining the partner of choice for luxury product manufacturers looking to enable their clientele to link a personal secure locking device to a smartphone or other device with fingerprint authentication at a low cost.

Shifting the company’s focus from manufacturing to licensing its proprietary technology is a less capital intensive model that shields the company from the uncertainties and risks associated with the timely delivery of component parts and manufacturing delays. In addition, the infrastructure necessary to support the licensing strategy is significantly less than that of the retail/manufacturing strategy.

Updating our patent strategy ensures our licensing partners can meet the demands of today’s consumers while not only keeping pace with technological changes, but push boundaries with next generation products.

4

Results of Operations for the Three and Nine Months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, we generated sales of $79,826. Our cost of sales was $265,648, resulting in gross loss of $185,822. Our expenses for the nine months ended September 30, 2015 were $1,519,872, and consisted of share-based compensation of $388,920, salaries and wages of $297,809, research and development of $263,554, legal and professional fees of $260,050, office and general expenses of $212,342, travel expense of $31,876, rent of $26,500, interest and bank fees of $24,987, and amortization of intangible assets of $13,834. We also recorded a foreign exchange gain of $41,381. Our net loss for the nine months ended September 30, 2015 was $1,664,313. By comparison, during the nine months ended September 30, 2014, we generated sales of $102,614. Our cost of sales was $80,469, resulting in gross profit of $22,146. Our expenses for the nine months ended September 30, 2014 were $1,712,290, and consisted of share-based compensation of $402,945, salaries and wages of $186,983, research and development of $53,039, legal and professional fees of $698,342, office and general expenses of $66,777, travel expense of $26,868, rent of $12,000, interest and bank fees of $15,083, debt discount accretion of $289,991, a positive adjustment of $48,414 on a provision for recovery of tooling costs, and amortization of intangible assets of $8,676. Our net loss for the nine months ended September 30, 2014 was $1,690,144.

During the three months ended September 30, 2015, we generated negative sales of $63,168. These negative sales were a result of delays and quality issues surrounding the production and delivery of merchandise into the third quarter. The lack of product prevented the company from fulfilling its orders, which impacted third quarter revenues. In addition, the company allowed a small amount of returns, primarily from Neiman Marcus and California Magnetics, of defective units for repair and replacement. Our cost of sales was $135,913, resulting in gross loss of $199,081. Our expenses for the three months ended September 30, 2015 were $417,486, and consisted of share-based compensation of $105,630, salaries and wages of $78,559, research and development of $72,376, legal and professional fees of $81,794, office and general expenses of $44,753, travel expense of $3,118, rent of $10,500, interest and bank fees of $16,027, and amortization of intangible assets of $4,729. We also recorded a foreign exchange gain of $13,988. Our net loss for the three months ended September 30, 2015 was $602,579. By comparison, during the three months ended September 30, 2014, we generated sales of $64,476. Our cost of sales was $45,216, resulting in gross profit of $19,260. Our expenses for the three months ended September 30, 2014 were $1,305,011, and consisted of share-based compensation of $402,945, salaries and wages of $77,883, research and development of $41,506, legal and professional fees of $478,313, office and general expenses of $40,373, travel expense of $9,882, rent of $7,500, interest and bank fees of $2,131, debt discount accretion of $289,991, a positive adjustment of $48,414 on a provision for recovery of tooling costs, and amortization of intangible assets of $2,901. Our net loss for the three months ended September 30, 2014 was $1,285,751.

Management has determined that the best way to monetize our assets going forward is to concentrate on licensing our patent portfolio, which focuses on biometric fingerprinting devices that tether to smartphones and other radio frequency devices via Bluetooth pairing technologies. We believe that this less capital intensive business model will make better use of our available resources and will shield the company from the uncertainties and risks associated with the timely delivery of component parts and manufacturing delays. Based upon recent sales figures, we believe that we will be able to liquidate our remaining inventory at cost to our clients in the United Arab Emirates.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets of $315,014, consisting of prepaid expenses and deposits of $123,020, inventory of $75,217, a loan due from a shareholder of $114,037, and accounts receivable of $2,740. Our current liabilities as of September 30, 2015 were $541,231, and consisted of the current portion of bank indebtedness in the amount of $7,256, accounts payable of $379,725, accrued liabilities of $86,601, amounts due to a related party of $3,030, advances from an investor of $474, and a liability for a manufacturer tooling commitment of $41,153. Our working capital deficit as of September 30, 2015 was therefore $226,217.

Our bank indebtedness consists of bank overdraft of $3,056 and a line of credit with a limit of $35,000, secured by cash on deposit in a checking account. The line bears interest at a rate of prime plus 1.25%. As of September 30, 2015, the balance owed on the line of credit was $10,359.

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

5

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, have an accrued deficit, and have negative cash flows from operations. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWallet Corporation

Date:	November 23, 2015

/s/ Jack B. Chadsey
By:	Jack B. Chadsey
Title:	Chief Executive Officer and Chief Financial Officer

8