Form 10-Q
period 2021-09-30
iWallet Corp
filed 2022-01-20
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56347

iWallet Corp

(Exact name of registrant as specified in its charter)

Nevada	27-1830013
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

401 Ryland St., Ste. 200A

Reno, NV 89502

(Address of principal executive offices)

(858) 610-2958

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of January 17, 2022 the Company had 52,819,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash	$53,878	$11,990
Accounts Receivable	20,300	-
Total Current Assets	74,178	11,990

Total Assets	$74,178	$11,990

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accrued Interest Payable	$320,517	$272,831
Due to Related Party	4,647	4,647
Convertible Debentures	504,500	504,500
Total Current Liabilities	829,664	781,978

Total Liabilities	829,664	781,978

Stockholders’ Deficit
Common stock; par value $0.001, 75,000,000 shares authorized; 52,819,419 and 37,819,419 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	52,819	37,819
Additional Paid-in Capital	4,252,563	3,952,563
Accumulated Deficit	(5,060,868)	(4,760,370)
Total Stockholders’ Deficit	(755,486)	(769,988)
Total Liabilities and Stockholders’ Deficit	$74,178	$11,990

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30, 2021	Sept 30, 2020	Sept 30, 2021	Sept 30, 2020
Revenues	$20,300	$-	$69,400	$-
Cost of Sales	-	-	24,450	-
Gross Profit	20,300	-	44,950	-

Operating Expenses
Amortization Expense	-	-	-	2,218
General and Administrative Expenses	214,977	2,327	219,712	6,035
Total Operating Expenses	214,977	2,327	219,712	8,253
Operating Loss	(194,677)	(2,327)	(174,762)	(8,253)

Other Income (Expense)
Loss on Settlement of Accounts Payable	-	-	(78,050)	-
Interest Expense	(16,073)	(14,971)	(47,686)	(44,613)
Total Other Income (Expense)	(16,073)	(14,971)	(125,736)	(44,613)
Net Loss	$(210,750)	$(17,298)	$(300,498)	$(52,866)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	46,977,028	37,819,419	37,819,419	37,819,419

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

(Unaudited)

Nine Months Ended September 30, 2021 and 2020

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at December 31, 2020	37,819,419	$37,819	$3,952,563	$(4,760,370)	$(769,988)
Net Loss for the Period	-	-	-	(18,452)	(18,452)
Balance at March 31, 2021	37,819,419	37,819	3,952,563	(4,778,822)	(788,440)
Issuance of Common Stock for Settlement of Debt	2,500,000	2,500	100,000	-	102,500
Net Loss for the Period	-	-	-	(71,296)	(71,296)
Balance at June 30, 2021	40,319,419	$40,319	$4,052,563	$(4,850,118)	$(757,236)
Issuance of Common Stock for Services	12,500,000	12,500	200,000	-	212,500
Net Loss for the Period	-	-	-	(210,750)	(210,750)
Balance at September 30, 2021	52,819,419	$52,819	$4,252,563	$(5,060,868)	$(755,486)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at December 31, 2019	37,819,419	$37,819	$3,952,563	$(4,690,212)	$(699,830)
Net Loss for the Period	-	-	-	(18,017)	(18,017)
Balance at March 31, 2020	37,819,419	37,819	3,952,563	(4,708,229)	(717,847)
Net Loss for the Period	-	-	-	(17,551)	(17,551)
Balance at June 30, 2020	37,819,419	$37,819	$3,952,563	$(4,725,780)	$(735,398)
Net Loss for the Period	-	-	-	(17,298)	(17,298)
Balance at September 30, 2020	37,819,419	$37,819	$3,952,563	$(4,743,078)	$(752,696)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	Sept 30, 2021	Sept 30, 2020
Cash Flows from Operating Activities:
Net Loss	$(300,498)	$(52,866)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	-	2,218
Stock issued for Services	212,500	-
Loss on Settlement of Accounts Payable	78,050	-
Changes in operating assets and liabilities:
Increase in Accounts Receivable	(20,300)	-
Increase (Decrease) in Accounts Payable	24,450	(249)
Increase in Accrued Interest Payable	47,686	44,613
Net Cash Provided by (Used in) Operating Activities	41,888	(6,284)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	41,888	(6,284)
Cash at Beginning of Period	11,990	20,068
Cash at End of Period	$53,878	$13,784

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of Common Stock for Settlement of Accounts Payable	$24,450	$-

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

September 30, 2021

1. Nature of Business and Going Concern

iWallet Corp (“the Company”) is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

iWallet Corporation (“iWallet”) was incorporated on November 18, 2009 in the State of California and is located at 7394 Trade Street, San Diego, California 92121. On July 21, 2014, the Company merged with iWallet Acquisition Corporation (the “Acquisition Sub”) (“the Merger”), a subsidiary formed by Queensridge Mining Resources, Inc. (“Queensridge”) for purposes of the Merger, which resulted in the Company becoming a wholly-owned subsidiary of Queensridge. Immediately following the merger, the Acquisition Sub merged with and into Queensridge. Queensridge immediately changed its name to iWallet Corp and is continuing the business of iWallet as its only line of business.

The Company began trading on July 21, 2014, on the OTCQB Exchange under the ticker symbol IWAL. The Company’s functional currency is the U.S. Dollar.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘U.S. GAAP’), which contemplates continuation of the Company as a going concern.

As of September 30, 2021, the Company has a deficit of $5,060,868 and has significant losses and negative cash flows from operations. The Company completed a public listing transaction which raised additional funds and includes warrant agreements which may provide additional funds. However, there is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

2. Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for useful lives of patents, trademarks, software and website development costs and the warranty provision.

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $0 was appropriate as of September 30, 2021 and December 31, 2020.

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

The Company expects to maintain patents for up to 20 years from the effective date and the trademark registrations for as long as the trademarks remain in use and the required filings are made to keep them in use. However, based on the Company’s assessment of potential innovation or other competing technological developments a useful life of ten years has been assessed for both the patents and the trademarks.

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

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, due to related party and convertible debentures approximate fair value because of their short-term nature. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Revenue recognition

The Company derives revenue primarily from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $69,400 in consulting revenue during the nine months ended September 30, 2021, along with cost of sales of $24,450 from outside services providing technology for our consulting services. The Company also will derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet. The Company also will earn revenue from consulting contracts with others desiring to operate in the smart wallet sector. Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Concentrations of credit risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 3,433,744 potentially convertible debenture shares since their effect is anti-dilutive.

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

3. Recently Issued Accounting Standards and Recently Adopted Accounting Pronouncement

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. Intangible Assets

	September 30, 2021 and December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the nine months ended September 30, 2021 and 2020, was $0 and $2,218 respectively.

5. Related Party Transactions and Balances

	September 30, 2021	December 31, 2020
Current Liabilities
Due to Related Party	$4,647	$4,647

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. Although, the note holders have not made any request for immediate payment. The Company is currently working with the noteholders on extending the due date of these debentures. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. At September 30, 2021 and December 31, 2020, the accrued interest was $316,756 and $269,967, respectively.

The conversion feature was determined to be an embedded derivative; however, since the instrument is a conventional convertible debenture the conversion feature was not bifurcated. Additionally, the conversion feature was determined not to be beneficial in both tranches as the fair value of the Company’s share price at the date of issuance was less than the conversion price. Accordingly, no proceeds were allocated to the value of the conversion feature on initial recognition.

As previously noted, the Company has adopted ASU 2015-03 “Imputation of Interest” and as a result has recognized the convertible debentures net of the related issuance costs of $39,400. These costs were realized using an effective interest rate of 13.06%, for the April tranche and 13.83% for the September tranche.

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debentures bear interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. Although, the note holders have not made any request for immediate payment. The Company is currently working with the noteholders on extending the due date of these debentures. The conversion price is $0.06 per share. At September 30, 2021 and December 31, 2020, the accrued interest was $3,761 and $2,864, respectively

7. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 52,819,419 and 37,819,419 shares of Common Stock issued and outstanding as of September 30, 2021, and December 31, 2020, respectively.

On June 30, 2021, the Company issued 2,500,000 shares of Common Stock to a vendor for settlement of $24,450 in accounts payable. The stock price was $0.041 for a total value of $102,500, and the Company recognized a loss on settlement of accounts payable of $78,050.

On August 12, 2021, the Company issued 12,500,000 shares of Common Stock to its CEO for services rendered to the Company. The stock price was $0.017 for a total value of $212,500, and the Company recognized an expense of $212,500.

8. Warrants

On August 13, 2018, the Company issued 650,000 warrants in conjunction with a debt settlement agreement. These warrants were valued at $6,017 using the Black Scholes valuation model and the following inputs: an exercise price of $0.10 per share, interest rate of 2.68%, volatility of 233.70% and a life of 3 years.

The following is a continuity schedule of the Company’s common stock purchase warrants:

	Warrants	Exercise Price
Outstanding and exercisable, December 31, 2019	650,000	$0.10
Expired	-	$-
Outstanding and exercisable, December 31, 2020	650,000	$0.10
Expired	(650,000)	$(0.10)
Outstanding and exercisable, September 30, 2021	-	$-

The following is a summary of the common stock purchase warrants outstanding as of March 31, 2021:

Exercise Price ($)	Number of Warrants	Expiration date
$0.10	650,000	August 13, 2021
	650,000

9. Commitments and Contingencies

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

10. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date these financial statements were issued and noted no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for iWallet Corporation Such discussion represents only the best present assessment from our Management.

Overview

iWallet Corporation (the “Company” or “iWallet”) was incorporated on November 18, 2009, in the State of California as “Queensridge Mining Resources, Inc.” On or about July 21, 2014, iWallet Corporation, a private California corporation, merged with and into our wholly owned Nevada subsidiary, iWallet Acquisition Corp., and iWallet Acquisition Corp. then immediately merged with and into the Company, with the Company immediately changing its name to “iWallet Corporation.”

The Company is currently focused on designing and developing biometric locking wallets and related physical, personal security products, and providing consulting services in connection with protective wallets and other personal security products.

The Company’s fiscal year end is December 31st, its telephone number is (858) 610-2958, and the address of its principal executive office is 401 Ryland St., Ste. 200A, Reno, Nevada.

The Company was previously a public company required to file reports with the United States Securities and Exchange Commission (the “SEC”) as a result of effectiveness of prior registration statements we filed with the SEC in 2010 and 2014, but our reporting obligations were automatically suspended as a result of having less than 300 shareholders of record, and we subsequently filed a Form 15 (a Notice of the suspension of our duty to file reports under the Securities Exchange Act) and discontinued reporting in 2016.

Description of Business

We are a designer and developer of innovative, physical, personal security products that incorporate security and communication technologies to protect against identity, personal and financial information theft. iWallet is a registered trademark in the United States. Our prior designs include a biometric locking luxury storage case, made from carbon fiber or aluminum, that protects cash, credit cards and personal information with a proprietary fingerprint security system from being read by many types of RF devices in public spaces, and a soft leather wallet that incorporates a GPS module allowing the customer to locate the wallet if misplaced. Using a free mobile application, the wallets were designed to allow owners to tether their wallets to a supported mobile smart device. A proximity alarm could then be configured to sound on the mobile device synced with our high-end version of the wallet when the wallet is separated by about five meters.

We are based in San Diego, California, and the iWallet business was originally founded in 2009. The initial version of the iWallet generated sales of over $700,000 in the first eighteen months following its launch. Established sales channels include Neiman Marcus in North America, Harrods in England, Highline Peak Group in Canada, and NeedItWantItGadgets in New Zealand. Our prospective sales channels include Dufry, Touch of Modern, Skymall, Travelsmith, Hammacher Schlemmer, and co-branding for Montblanc, Porsche Design, Ducati, Gucci, and Bugatti. We own the trademark “iWallet” for secure luxury storage cases connected to smartphones in the USA and have patents worldwide. We were previously licensed by Apple Inc. as an official Accessory Developer. That license is currently lapsed due to our current redesign of our product line and incorporation of updated technologies into our product line, but we anticipate being licensed as an official Accessory Developer again within the next 12 months, subject to completion of our product redesign during that time period. We also currently provide consulting services to other companies in the industry.

We are currently improving our designs and seeking manufacturers to launch our products back into the market, and we are not currently engaged in any product sales. We are currently redesigning the original iWallet with current technology as follows:

a.Add facial recognition vs. the original fingerprint scanner in the original iWallet design.

b.Add GPS tracking vs. the original alarm going off when the iWallet was separated from the linked mobile device.

c.Use flexible case material vs. the original hard case to house wallet electronics.

d.Add ability to download credit card numbers to its built-in memory vs. the original non capability.

This new technology is currently being designed to be implemented with various portable containers like wallets, passport holders and hand bags. We are in the initial stages of product redesign, and we are currently conducting tests with electronic components from different suppliers to see which ones work more efficiently. Once we know which ones work to our satisfaction, we plan to make 3D prototypes to show to our consulting customers that already have relationships with for their feedback and approval. Due to the revamping of our line of products, we have discontinued manufacturing the original iWallet since we consider the prior iWallet technology outdated.

The Company is currently working with engineers regularly to reach the aforementioned four technology feature milestones described above, and the Company is also meeting regularly with potential clients that show interest in this new technology and might be willing to either purchase product or designs, including gauging interest in potential white (private) labeling for large name brands like Dunhill which we have relationships with.

We have accumulated a database of customers through tradeshows like the Consumer Electronics Show-CES, where iWallet won an innovation award that created a substantial interest in our products throughout many industries like automotive (General Motors, Mercedes Benz, Porsche each approached us previously), which could potentially sell iWallet products in their gift shops situated at their dealerships; duty-free shops situated at national borders, as well as in-flight catalogs, stores in cruise ships, etc. We also plan for our future products to be distributed through luggage retailers and manufacturers like we have in the past with Heys Luggage.

We anticipate that we will be ready to launch our redesigned products with updated technological features within the next 12 months, although the timeline may be delayed due to continuing effects of the COVID-19 pandemic and the current worldwide shortage in electronic components.  Accordingly, our projected product launch timeline is subject to normalization of the current computer chip and related component supply situation. We believe that with prototypes in hand, we will be able to secure purchase orders from small and large businesses and go into production, subject to electronic component availability, within the next year.

Products and Technology

We are redesigning our original product, which will be marketed as the “iWallet 2.0,” to have the following features:

•Sleek, compact industrial design with carbon fiber case

•Pairs with the owner’s cellular phone via bluetooth technology

•Patented, exclusive tamper resistant locking mechanism utilizes innovative fingerprint biometric reader for unlocking

•Unique latch control that only consumes power during latching hence providing extended battery life

•RFID blocking capability for enhanced wireless protection

•Speaker providing audible feedback

•GPS tracking capabilities

We also intend to bring the following additional products to market:

•Leather wallets with a GPS module built-in

•Storage devices with co-branding luxury partners

•A secure passport case called the iPassport

•A secure mobile personal safe to store pharmaceuticals in

•A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are manufactured under contract by a manufacturer based in Zhuhai, China, Apollo Electronics. The suppliers for our raw materials have been Future Electronics, Namiki Motors, Cotech Taiwan, Digital Persona, Avnet Electronics, Avnet Taiwan, and Apollo Electronics. Historically, our largest major customer has been Neiman Marcus, which was the source of approximately 60% of our gross revenues from our most recent product sales several years ago. We have not had any product sales for several years as we have been focused on updating our designs to use more cost-effective technologies and materials, and sourcing and updating our suppliers, tooling, and molds. We have now updated our designs and distribution plan, and we expect to relaunch product sales during 2022, and expand our distribution efforts. As we expand our sales and distribution channels, we expect that our customer base will diversify and that, in the future, our revenues will not be dependent upon one or a few major customers.

We hold both utility and design patents and patent applications. All of our current utility patents will remain in effect until September 14, 2027, in the United States. The duration of our design patents varies by country. The expiration dates of our current design patents, by country, is as follows:

Canada	June 10, 2023
Europe	December 9, 2036
China	December 12, 2021
Japan	May 18, 2032
Russia	December 13, 2036
Singapore	December 9, 2026
Taiwan	December 9, 2023

Services Offered

We are currently providing project management services to companies interested in the research, development (such as feasibility study, source codes, gerber files, apps, etc.), manufacturing (molds, PCB boards, etc.), materials (such as carbon fiber, fiber glass, aluminum, leather, polycarbonate, etc.), complex supply chain logistics, complex product cycle, and marketing (sales channels established throughout years of iWallet’s worldwide business relationships with high end brands, luxury department stores and duty free shops at worldwide airports, border crossings and cruise ships) of what we call “smart containers,” which are high-tech personal portable containers (such as wallets, purses, handbags and passport holders) that utilize the latest technologies in terms of GPS recovery for lost or stolen containers that can be tracked via an app on the owner’s smartphone or tablet; facial recognition and other biometrics such as fingerprint readers, voice recognition or remote opening through an app, in order to access its contents; various encrypted credit card numbers downloaded to the container that can be displayed on a LED/LCD screen to choose form of payment (Visa/MasterCard/American Express/Discover) at a touch of a button and pay the retailer with its NFC capability (the advantage of our system is that it is “off-the-grid” meaning that there is no third party carrier-such as the cellular phone carrier-that can be hacked into to steal personal information).

We consider ourselves to be at the forefront of the industry with the expertise, knowledge, resources and commitment to perform beyond our clients’ expectations with expertise in the field of portable containers that we dub “Techcessories,” and our commitment is to get their products out in the market as soon as possible to manage efficiently their product’s life cycles and replace their aging products with updated technology. We also plan to offer all of the aforementioned processes to companies on a partnership basis, whereby we would reduce the prices we charge to our customers (which reduction would reflect a portion of our cost of development, manufacturing, inventory and marketing) in exchange for being paid commissions by the customers in the future from new product sales or potentially receiving partial ownership in their new product offerings in the future, in order to provide a more affordable option to the client. We do not yet have any customers engaged on this basis, nor are we dependent on this structure.

Market and Competition Overview

Our primary target demographic is consumers who are in the market for high-end luxury storage cases and similar accessories. We do not believe that the $200+ approximate retail price to the customer for many of our planned products will be an obstacle for our initial target demographic.

We have previously competed with luxury brands such as Cartier, Salvatore Ferragamo, Louis Vuitton, and Gucci, all of which are better capitalized than we are, as well as the following smaller niche competitors (and product offerings):

•Ekster:  Parliament Wallet - integrated RFID blocking technology. GPS tracking available as an addon.

•Nomad: Slim Wallet - provides GPS tracking in an inconspicuous fashion so thieves are not aware of the tracking capability.

•Zitahli: Mens Wallet with RFID Front for Men - includes RFID security technology.

We believe the security, high technology, slim design, and carbon fiber or leather construction of our anticipated storage device products can position the Company to compete for a share of the luxury secure accessories market.

Sales, Distribution and Growth Strategy

Our current sales strategy is focused on developing and introducing a new flexible wallet made out of leather instead of carbon fiber in order to be more competitive from a pricing standpoint with traditional leather containers and wallets.

We plan to private label our product designs for well-established global brands that we already have a business relationship with (described below) through our first and second generation wallets, unlike our competitors that only promote their brands.

As funds permit, we plan to attend domestic consumer electronics trade shows, personal accessories trade shows, vacation trade shows, and luggage related trade shows to promote our line of unique products that we call “Techcessories.” The Company has been working with Global Marketing Strategies in order to explore creative strategies, advertising concepts, consumer opinions, existing distribution and sales channels to determine the best path for sales and distribution of the Company’s product and services offerings.

Our established distribution channels for the original iWallet products include the following, which we believe will be available for the Company’s future product offerings:

•Neiman Marcus in North America

•Harrods in England

•NeedItWantItGadgets in New Zealand

The following are current prospective sales channels:

•Private branding for well-established global brands: Dunhil of London, Heys Luggage, Montblanc, Porsche Design, Ducatti, Gucci, and Bugatti. We have previously had business relationships or discussions with each of these brands.

•Dufry, a global duty-free company with 1,100 locations in 45 countries.

•Touch of Modern.

•Skymall.

•Travelsmith.

•Hammacher Schlemmer.

•Zero Halliburton.

Employees

We have no employees except for our CEO, Steven Cabouli, who plans to devote at least 40 hours/week to Company operations.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Reports to Security Holders

The Company intends to furnish its stockholders with annual reports containing financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet its timely and continuous disclosure requirements. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is www.sec.gov.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine-months ending September 30, 2021 and 2020, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $5,060,868 since its inception through September 30, 2021, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2021, compared with the three months ended September 30, 2020

Revenues

We generated revenues of $20,300 during the three months ended September 30, 2021, as compared to no revenues during the three months ended September 30, 2020, as we began providing consulting services to other companies in our market in 2021 and generated revenue from those consulting services in 2021.

Operating and Administrative Expense

Operating expenses increased to $214,977 in the three months ended September 30, 2021, from $2,327 in the three months ended September 30, 2020, primarily as a result of issuing stock valued at $212,500 to an officer for services performed.

Other Income (Expense)

We incurred interest expense of $16,073, during the three months ended September 30, 2021, as compared to interest expense of $14,971 during the three months ended September 30, 2020, as a result of settling $24,450 of accounts payable in 2021 by issuing 2,500,000 shares of common stock valued at $102,500. Interest expense modestly increased year-over-year, due to compounding interest.

Results of Operations for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020.

Revenues

We generated revenues of $69,400 in consulting revenues during the nine months ended September 30, 2021, as compared to no revenues during the nine months ended September 30, 2020, as we began providing consulting services to other companies in our market in 2021 and generated revenue from those consulting services in 2021. We had cost of sales of $24,450 from outside services providing technology for our consulting services.

Operating and Administrative Expenses

Operating expenses increased to $219,712 in the nine months ended September 30, 2021, from $8,253 in the nine months ended September 30, 2020, primarily as a result of issuing stock valued at $212,500 to an officer for services performed.

Other Income (Expense)

We incurred a loss on settlement of accounts payable of $78,050, and had interest expense of $47,686, during the nine months ended September 30, 2021, as compared to $0 in loss on settlement and interest expense of $44,613 during the nine months ended September 30, 2020, as a result of settling $24,450 of accounts payable in 2021 by issuing 2,500,000 shares of common stock valued at $102,500. Interest expense modestly increased year-over-year, due to compounding interest.

Net Loss

The Company had a net loss of $300,498 for the nine months ended September 30, 2021, as compared to a net loss of $52,866, for the nine months ended September 30, 2020, primarily as a result of the loss on settlement of accounts payable in 2021, the stock for services expense of $212,500 and modest increase in interest in the nine months ended September 30, 2021, partially offset by increasing revenues and operational profits in the nine months ended September 30, 2021, as compared to the operating loss in the same period in the prior fiscal year.

Liquidity and Capital Resources

At September 30, 2021, we had $53,878 of cash on hand and an accumulated deficit of $5,060,868. Our primary source of liquidity has been from borrowing from related parties and third parties, and the sale of common stock. As of September 30, 2021, the Company owed $4,647 in outstanding related party advances, with $0 in accrued interest on those advances, and $504,500 in outstanding convertible debentures payable, net of debt discounts of $0, due to outside parties, with $320,517 in accrued interest on these debentures.

Net cash provided by operating activities was $41,888 during the nine months ended September 30, 2021 and net cash used in operating activities of $6,284 during the nine months ended September 30, 2020.

Net cash used in investing activities was $0 during the nine months ended September 30, 2021 and 2020.

Net cash provided by financial activities was $0 during the nine months ended September 30, 2021 and 2020.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, third party loans, and cash from the issuance of common stock until the recent revenues in 2021.

Working Capital

We had current assets of $74,178 and $11,990, and current liabilities of $829,664 and $781,978, resulting in working capital deficits of $755,486 and $769,988 at September 30, 2021 and December 31, 2020, respectively.

Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, intangible assets, and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

Revenue Recognition

The Company plans to derive revenue primarily from the sale of its wallets. The Company also will derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet. The Company also will earn revenue from consulting contracts with others desiring to operate in the smart wallet sector. Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company expects to maintain patents for up to 20 years from the effective date and the trademark registrations for as long as the trademarks remain in use and the required filings are made to keep them in use. However, based on the Company’s assessment of potential innovation or other competing technological developments a useful life of ten years has been assessed for both the patents and the trademarks.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.  However, investing in our securities involves a high degree of risk, and you should carefully consider the risk factors described below. Each of the risk factors described below could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. The occurrence of any of these risks might cause you to lose all or part of your investment. Moreover, the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, and results of operations. If any of these risks actually occurs, our business, financial condition and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our product offerings could reduce our ability to compete successfully and adversely affect our results of operations.

We will need to raise additional funds in order to execute on our business development plan over the long term. We may not be able obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

•develop and enhance our products

•develop our brand and acquire new customers

•continue to expand our technology development, sales and marketing organizations

•acquire complementary technologies, products or businesses

•expand operations internationally

•pay our debts as they come due

•hire, train and retain employees

•respond to competitive pressures or unanticipated working capital requirements

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Because we have experienced net losses to date, we may never be able to generate sufficient net revenue in the future to be profitable.

We have had net operating losses since inception and expect to continue experiencing net losses for the immediate future. In addition, we expect to make significant future expenditures related to the continued development and expansion of our business. Furthermore, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these factors, to achieve profitability we will need to, among other matters, increase our customer base and our distribution channels. We cannot assure you that we will be able to increase our revenue in this manner and achieve profitability. As we expect to continue to invest in the development of our business, this investment could outpace growth in our revenue, and thereby impair our ability to achieve and maintain profitability.

Because we are dependent on outside manufacturers to produce our products, increases in manufacturing costs or component prices may negatively affect our operations

We have historically relied on one manufacturer to manufacture our iWallet products to order, and we expect that will be constrained by its manufacturing capabilities and pricing for future manufacturing and may face production delays or escalating costs if it is unable to manufacture a sufficient quantity of product at an affordable cost. Further, we could face production delays if it becomes necessary to replace that supplier with one or more alternative suppliers. These factors could have a material adverse effect on our business, prospects, and results of operations or financial condition. In addition, our operation could be significantly affected by increases in the cost of high quality carbon fiber, leather or other raw materials necessary to manufacture our products.

Because there is an uncertain market for our products, we cannot be certain that they will gain wide acceptance or that we will be able to generate sustained sales growth.

While we believe that our innovative security products would be attractive to business professionals, we have only a limited operating history to determine the market acceptance for our products. No assurance can be given that a significant market for our products and services will be developed or sustained. If our security products do not gain wider acceptance amongst our target market, we will be unable to achieve sustained sales growth and our business may not be viable over the longer term.

Because the preservation of our intellectual property rights is essential to the success of our business, our failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future trademarks, patents, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology. Our failure to protect, or any significant impairment to the value of, our intellectual property rights could harm our business.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our personnel from product development efforts, and cause significant customer relations and business reputation problems. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Having certain key personnel is essential to the development and marketing of the products we plan to sell and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Even though we are not manufacturing the products ourselves, if any of the products we sell infringe on the intellectual property rights of others, we may find ourselves involved in costly litigation, which will negatively affect the financial results of our business operations.

Although we have not received notices of any alleged infringement, we cannot be certain that our products do not infringe on issued trademarks and/or copyrights of others. We may be subject to legal proceedings and claims from time to time in our ordinary course of business arising out of intellectual property rights of others. These legal proceedings can be very costly, and thus can negatively affect the results of our operations.

Because we conduct business outside of the United States, we are subject to certain additional risks related to doing business in foreign countries.

We intend to conduct our business, in part, outside of the United States, and our products have historically been manufactured under contract in China. Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•exposure to local economic conditions;

•potential adverse changes in the diplomatic relations of foreign countries with the United States;

•hostility from local populations;

•the adverse effect of currency exchange controls;

•restrictions on the withdrawal of foreign investment and earnings;

•government policies against businesses owned by foreigners;

•investment restrictions or requirements;

•expropriations of property;

•the potential instability of foreign governments;

•the risk of insurrections;

•risks of renegotiation or modification of existing agreements with governmental authorities;

•foreign exchange restrictions;

•withholding and other taxes on remittances and other payments by subsidiaries; and

•changes in taxation structure.

Risks Related to Legal Uncertainty

Because our articles of incorporation and bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Under our articles of incorporation, bylaws and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

If certain legislation, including the Sarbanes-Oxley Act of 2002, makes it more difficult for us to retain or attract officers and directors, we may be unable to hire such personnel and our business operations may be materially negatively impacted.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from quotation on the OTC Link ATS, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Rule 15c2-11, promulgated under the Securities Exchange Act of 1934, as amended, ensures that broker-dealers, in their role as professional gatekeepers to the over-the-counter-market, where our stock is quoted for trading, do not publish quotations for an issuer’s security when current issuer information is not publicly available, subject to certain exceptions. Companies trading on the OTC Link ATS, such as us, must generally have current information be available for broker-dealers to be able to publish quotations for their common stock. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market unless we make current information regarding our company available as required by the Rule. We have not yet done so, and we may not ever be able to do so.

Because our common stock could be deemed a low-priced “Penny” stock, it would be cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

We may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

•Deliver to the customer, and obtain a written receipt for, a disclosure document;

•Disclose certain price information about the stock;

•Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•Send monthly statements to customers with market and price information about the penny stock; and

•In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Because we were formerly considered a “shell company” within the meaning of Rule 12b-2 under the Exchange Act, the ability of any holders of “restricted securities,” as defined under Rule 144 promulgated under the Securities Act, to resell their shares may be limited by applicable regulations for a period of time, and our ability to attract additional investment through private offerings in the near future may be limited.

Formerly, we were classified as a “shell company” under Rule 405 promulgated under the Securities Act of 1933 (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As such, any “restricted securities,” as defined under Rule 144 promulgated under the Securities Act, may not be resold in reliance on safe harbors provided under Rule 144 until: (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (ii) we have filed “Form 10 information” with the SEC regarding our cessation as a “shell company”; (iii) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (iv) one year has elapsed from the time we filed the Form 10 information with the SEC reflecting our status as an entity that is no longer a shell company. We ceased to be a shell company on or about July 21, 2014. In addition, we filed “Form 10 information” reflecting our status as a non-shell company with the SEC in our Current Report on Form 8-K filed July 25, 2014, as amended on July 31, 2014, and September 3, 2014. Our mandatory filing obligations under the Exchange Act were previously terminated, but we are now again subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.

As a result of our former “shell company” status, we may experience difficulty in raising additional capital through private offerings of common stock or other securities until such time as we have satisfied each of the requirements in Rule 144, including those set forth above. For so long as the safe harbors provided under Rule 144 are not available to holders of restricted securities, our ability to raise significant additional capital in any offering other than a registered public offering may be severely limited. To the extent that any capital from future private offerings is available to us prior to the date that Rule 144 is available to be relied upon, investors may demand resale registration rights in connection with such offerings or otherwise insist on terms which make such financings unattractive or infeasible.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2021, the Company issued 12,500,000 shares of common stock valued at $212,500 to its CEO, Mr. Cabouli, for services rendered by Mr. Cabouli to the Company. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or Rule 506(b) promulgated under the Securities Act of 1933, as amended, as there was no general solicitation in connection with the issuance, the shareholder was accredited, and transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775; Exhibit 3.1 thereto)

3.2	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775; Exhibit 3.2 thereto)

10.1*	Secured Convertible Debenture issued by iWallet Corporation to 7806221 Canada Inc.

10.2*	Secured Convertible Debenture issued by iWallet Corporation to Jesse Kaplan

10.3*	Secured Convertible Debenture issued by iWallet Corporation to Mary Anne Alton

10.4*	Secured Convertible Debenture issued by iWallet Corporation to Michael B. Stein

10.5*	Secured Convertible Debenture issued by iWallet Corporation to Sanctum Sanctorum Inc.

10.6*	Secured Convertible Debenture issued by iWallet Corporation to Sandy Pascuzzi

10.7*	Secured Convertible Debenture issued by iWallet Corporation to Stuart Adair

10.8*	Secured Convertible Debenture issued by iWallet Corporation to Sudha Raman

Exhibit	Description

10.9*	Secured Convertible Debenture issued by iWallet Corporation to Thomas Keevil

10.10*	Secured Convertible Debenture issued by iWallet Corporation to LH Technology Acquisitions, LLC.

10.11*	Secured Convertible Debenture issued by iWallet Corporation to Robbie Iachetta

10.12*	Secured Convertible Debenture issued by iWallet Corporation to Richard Goldstein

10.13*	Secured Convertible Debenture issued by iWallet Corporation to Donal Carroll

10.14*	Secured Convertible Debenture issued by iWallet Corporation to Fortius Research and Trading Corp.

10.15*	Secured Convertible Debenture issued by iWallet Corporation to Prospect Pluto Enterprises Ltd..

10.16	Manufacturing and Supply Agreement (incorporated by reference to Registration Statement on Form S-1/A filed on October 17, 2014; File No. 333-168775; Exhibit 10.1 thereto)

10.17*	Secured Convertible Debenture issued by iWallet Corporation to 7806221 Canada Inc.

10.18*	Secured Convertible Debenture issued by iWallet Corporation to Jesse Kaplan

10.19*	Secured Convertible Debenture issued by iWallet Corporation to Mary Anne Alton

10.20*	Secured Convertible Debenture issued by iWallet Corporation to Michael B. Stein

10.21*	Secured Convertible Debenture issued by iWallet Corporation to Sanctum Sanctorum Inc.

10.22*	Secured Convertible Debenture issued by iWallet Corporation to Sandy Pascuzzi

10.23*	Secured Convertible Debenture issued by iWallet Corporation to Stuart Adair

10.24*	Secured Convertible Debenture issued by iWallet Corporation to Sudha Raman

10.25*	Secured Convertible Debenture issued by iWallet Corporation to Thomas Keevil

10.26*	Secured Convertible Debenture issued by iWallet Corporation to Robbie Iachetta

10.27*	Secured Convertible Debenture issued by iWallet Corporation to Richard Goldstein

10.28*	Secured Convertible Debenture issued by iWallet Corporation to Donal Carroll

10.29*	Secured Convertible Debenture issued by iWallet Corporation to Fortius Research and Trading Corp.

10.30*	Secured Convertible Debenture issued by iWallet Corporation to Prospect Pluto Enterprises Ltd.

Exhibit	Description

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*   Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWALLET CORPORATION

Date: January 20, 2022	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director