Form 10-Q
period 2022-03-31
iWallet Corp
filed 2022-05-16
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

As of May 16, 2022, the Company had 52,819,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$38,258	$49,658
Total Current Assets	38,258	49,658

Total Assets	$38,258	$49,658

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$249	$4,499
Accrued Interest Payable	354,926	337,826
Due to Related Party	1,649	4,647
Convertible Debentures	504,500	504,500
Total Current Liabilities	861,324	851,472

Total Liabilities	861,324	851,472

Stockholders’ Deficit
Common stock; par value $0.001, 75,000,000 shares authorized; 52,819,419 issued and outstanding	52,819	52,819
Additional Paid-in Capital	4,252,563	4,252,563
Accumulated Deficit	(5,128,448)	(5,107,196)
Total Stockholders’ Deficit	(823,066)	(801,814)
Total Liabilities and Stockholders’ Deficit	$38,258	$49,658

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues	$10,050	$-
Cost of Sales	-	-
Gross Profit	10,050	-

Operating Expenses
General and Administrative Expenses	14,202	2,865
Total Operating Expenses	14,202	2,865
Operating Loss	(4,152)	(2,865)

Other Income (Expense)
Interest Expense	(17,100)	(15,587)
Total Other Income (Expense)	(17,100)	(15,587)
Net Loss	$(21,252)	$(18,452)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	52,819,419	37,819,419

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2021	52,819,419	$52,819	$4,252,563	$(5,107,196)	$(801,814)
Net Loss for the Period	-	-	-	(21,252)	(21,252)
Balance at March 31, 2022	52,819,419	$52,819	$4,252,563	$(5,128,448)	$(823,066)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	37,819,419	$37,819	$3,952,563	$(4,760,370)	$(769,988)
Net Loss for the Period	-	-	-	(18,452)	(18,452)
Balance at March 31, 2021	37,819,419	$37,819	$3,952,563	$(4,778,822)	$(788,440)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(21,252)	$(18,452)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Changes in Accounts Payable	(4,250)	249
Changes in Due to Related Party	(2,998)	-
Changes in Accrued Interest Payable	17,100	15,587
Net Cash Used in Operating Activities	(11,400)	(2,616)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	(11,400)	(2,616)
Cash at Beginning of Period	49,658	11,990
Cash at End of Period	$38,258	$9,374

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

March 31, 2022

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

As of March 31, 2022, the Company has a deficit of $5,128,448 and has significant losses and negative cash flows from operations. The Company completed a public listing transaction which raised additional funds and includes warrant agreements which may provide additional funds. However, there is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

Management has raised additional capital through private placement offerings and has plans to raise funds through public offering of its capital stock. While the Company has been successful in securing such financing in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, relating to the recoverability and classification of recorded assets, or the amounts of and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of March 31, 2022 or December 31, 2021.

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

ASC 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, require intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

Fair value of financial instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC 20 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash, accounts payable, accrued liabilities, due to related party and convertible debentures approximate fair value because of their short-term nature. Per ASC 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Revenue recognition

The Company derives revenue primarily from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $10,050 in consulting revenue during the three months ended March 31, 2022. The Company also will derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet. The Company also will earn revenue from consulting contracts with others desiring to operate in the smart wallet sector. Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

4. Intangible Assets

	March 31, 2022 and December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the three months ended March 31, 2022 and 2021, was $0 and $0 respectively.

5. Related Party Transactions and Balances

	March 31, 2022	December 31, 2021
Current Liabilities
Due to Related Party	$1,649	$4,647

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. Although, the note holders have not made any request for immediate payment. The Company is currently working with the noteholders on extending the due date of these debentures. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. At March 31, 2022 and December 31, 2021, the accrued interest was $350,567 and $333,762, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debentures bear interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. Although, the note holders have not made any request for immediate payment. The Company is currently working with the noteholders on extending the due date of these debentures. The conversion price is $0.06 per share. At March 31, 2022 and December 31, 2021, the accrued interest was $4,359 and $4,064, respectively.

7. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 52,819,419 shares of Common Stock issued and outstanding as of March 31, 2022 and December 31, 2021.

8. Commitments and Contingencies

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

9. Subsequent Events

Management has evaluated subsequent events, in accordance with ASC 855, “Subsequent Events,” through the date these financial statements were issued and noted no items requiring disclosure.

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

Our established distribution channels for the original iWallet products include the following, which we believe will be available for the Company’s future product offerings.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ending March 31, 2022 and 2021, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $5,128,448 since its inception through March 31, 2022, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2022, compared with the three months ended March 31, 2021

Revenues

We generated revenues of $10,050 during the three months ended March 31, 2022, as compared to no revenues during the three months ended March 31, 2021, as we began providing consulting services to other companies in our market in 2021 and generated revenue from those consulting services in 2022.

Operating and Administrative Expense

Operating expenses increased to $14,202 in the three months ended March 31, 2022, from $2,865 in the three months ended March 31, 2021, primarily as a result of expenses of keeping the Company’s public filings current.

Other Income (Expense)

We incurred interest expense of $17,100, during the three months ended March 31, 2022, as compared to interest expense of $15,587 during the three months ended March 31, 2021. Interest expense modestly increased year-over-year, due to compounding interest.

Net Loss

The Company had a net loss of $21,252 for the three months ended March 31, 2022, as compared to a net loss of $18,452, for the three months ended March 31, 2021, primarily as a result of the increase in the operating expenses and modest increase in interest in the three months ended March 31, 2022, partially offset by increasing revenues and operational profits in the three months ended March 31, 2022, as compared to the operating loss in the same period in the prior fiscal year.

Liquidity and Capital Resources

At March 31, 2022, we had $38,258 of cash on hand and an accumulated deficit of $5,128,448. Our primary source of liquidity has been from funds received for consulting services provided to customers. As of March 31, 2022, the Company owed $1,649 in outstanding related party advances, with $0 in accrued interest on those advances, and $504,500 in outstanding convertible debentures payable, net of debt discounts of $0, due to outside parties, with $354,926 in accrued interest on these debentures.

Net cash used in operating activities was $11,400 during the three months ended March 31, 2022 and net cash used in operating activities of $2,616 during the three months ended March 31, 2021.

Net cash used in investing activities was $0 during the three months ended March 31, 2022 and 2021.

Net cash provided by financial activities was $0 during the three months ended March 31, 2022 and 2021.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity has been cash from consulting services provided during 2021 and 2022.

Working Capital

We had current assets of $38,258 and $49,658, and current liabilities of $861,324 and $851,472, resulting in working capital deficits of $823,066 and $814,814 at March 31, 2022 and December 31, 2021, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Revenue Recognition

The Company plans to derive revenue primarily from the sale of its wallets. The Company also will derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet. The Company also will earn revenue from consulting contracts with others desiring to operate in the smart wallet sector. Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

ASC 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, require intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b¬2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.  However, investing in our securities involves a high degree of risk, and you should carefully consider the risk factors described below. Each of the risk factors described below could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. The occurrence of any of these risks might cause you to lose all or part of your investment. Moreover, the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, and results of operations. If any of these risks actually occurs, our business, financial condition and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

None.

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

IWALLET CORPORATION

Date: May 16, 2022	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director