Form 10-Q
period 2022-09-30
iWallet Corp
filed 2022-11-21
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, the Company had 52,819,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash	$26,241	$49,658
Total Current Assets	26,241	49,658

Total Assets	$26,241	$49,658

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$9,283	$4,499
Accrued Interest Payable	389,871	337,826
Due to Related Party	1,649	4,647
Convertible Debentures	504,500	504,500
Total Current Liabilities	905,303	851,472

Total Liabilities	905,303	851,472

Stockholders’ Deficit
Common stock; par value $0.001, 75,000,000 shares authorized; 52,819,419 issued and outstanding	52,819	52,819
Additional Paid-in Capital	4,252,563	4,252,563
Accumulated Deficit	(5,184,444)	(5,107,196)
Total Stockholders’ Deficit	(879,062)	(801,814)
Total Liabilities and Stockholders’ Deficit	$26,241	$49,658

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$-	$20,300	$10,050	$69,400
Cost of Sales	-	-	-	24,450
Gross Profit	-	20,300	10,050	44,950

Operating Expenses
General and Administrative Expenses	4,925	214,977	35,254	219,712
Total Operating Expenses	4,925	214,977	35,254	219,712
Operating Loss	(4,925)	(194,677)	(25,204)	(174,762)

Other Income (Expense)
Loss on Settlement of Accounts Payable	-	-	-	(78,050)
Interest Expense	(17,881)	(16,073)	(52,044)	(47,686)
Total Other Income (Expense)	(17,881)	(16,073)	(52,044)	(125,736)
Net Loss	$(22,806)	$(210,750)	$(77,248)	$(300,498)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares - Basic and Diluted	52,819,419	46,977,028	52,819,419	37,819,419

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2021	52,819,419	$52,819	$4,252,563	$(5,107,196)	$(801,814)
Net Loss for the Period	-	-	-	(21,252)	(21,252)
Balance at March 31, 2022	52,819,419	52,819	4,252,563	(5,128,448)	(823,066)
Net Loss for the Period	-	-	-	(33,190)	(33,190)
Balance at June 30, 2022	52,819,419	52,819	4,252,563	(5,161,638)	(856,256)
Net Loss for the Period	-	-	-	(22,806)	(22,806)
Balance at September 30, 2022	52,819,419	$52,819	$4,252,563	$(5,184,444)	$(879,062)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	37,819,419	$37,819	$3,952,563	$(4,760,370)	$(769,988)
Net Loss for the Period	-	-	-	(18,452)	(18,452)
Balance at March 31, 2021	37,819,419	37,819	3,952,563	(4,778,822)	(788,440)
Stock issued for Settlement of Accounts Payable	2,500,000	2,500	100,000	-	102,500
Net Loss for the Period	-	-	-	(71,296)	(71,296)
Balance at June 30, 2021	40,319,419	40,319	4,052,563	(4,850,118)	(757,236)
Issuance of Common Stock for Services	12,500,000	12,500	200,000	-	212,500
Net Loss for the Period	-	-	-	(210,750)	(210,750)
Balance at September 30, 2021	52,819,419	$52,819	$4,252,563	$(5,060,868)	$(755,486)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(77,248)	$(300,498)
Stock Issued for Services	-	212,500
Loss on Settlement of Accounts Payable	-	78,050
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Increase in Accounts Receivable	-	(20,300)
Increase in Accounts Payable	4,784	24,450
Decrease in Due to Related Party	(2,998)	-
Increase in Accrued Interest Payable	52,045	47,686
Net Cash Provided by (Used in) Operating Activities	(23,417)	41,888

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	(23,417)	41,888
Cash at Beginning of Period	49,658	11,990
Cash at End of Period	$26,241	$53,878

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of Common Stock for Settlement of Debt	$-	$24,450

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

September 30, 2022

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

As of September 30, 2022, the Company has a deficit of $5,184,444 and has significant losses and negative cash flows from operations. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of September 30, 2022 or December 31, 2021.

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

Revenue recognition

The Company derives revenue primarily from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $10,050 in consulting revenue during the nine months ended September 30, 2022, and $69,400 in consulting revenue with $24,450 in cost of sales comprised of outside services providing technology associated with our consulting during the nine months ended September 30, 2021. The Company also plans to derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet.

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

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 6,132,082 and 5,776,146 potentially convertible debenture shares at September 30, 2022 and December 31, 2021, respectively, since their effect is anti-dilutive.

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

4. Intangible Assets

	September 30, 2022 and December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the nine months ended September 30, 2022 and 2021, was $0 and $0 respectively.

5. Related Party Transactions and Balances

	September 30, 2022	December 31, 2021
Current Liabilities
Due to Related Party	$1,649	$4,647

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. Although, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. At September 30, 2022 and December 31, 2021, the accrued interest was $384,910 and $333,762, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default.. The conversion price is $0.06 per share. At September 30, 2022 and December 31, 2021, the accrued interest was $4,961 and $4,064, respectively.

7. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 52,819,419 shares of Common Stock issued and outstanding as of September 30, 2022 and December 31, 2021.

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

We anticipate that we will be ready to launch our redesigned products with updated technological features within the next 12 months, although the timeline may be delayed due to the continuing effects of the COVID-19 pandemic and the worldwide shortage in electronic components, resulting in part from Chinese supply chain interruptions and China’s continuing COVID-19 lockdowns. Accordingly, our projected product launch timeline is subject to normalization of the current computer chip and related component supply situation. We believe that with prototypes in hand, we will be able to secure purchase orders from small and large businesses and go into production, subject to electronic component availability, within the next year.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ending September 30, 2022 and 2021, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $5,184,444 since its inception through September 30, 2022, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021

Revenues

We generated revenues of $10,050 during the nine months ended September 30, 2022, as compared to $69,400 in revenues during the nine months ended September 30, 2021. We began providing consulting services to other companies in our market in 2021. The reduction in revenues during the nine months ended June 30, 2022 is due primarily due to the on-going cycle of projects of our clients and waiting on the next round of work that they need.

Cost of Sales

Cost of sales decreased to $0 in the nine months ended September 30, 2022, from $24,450 in the nine months ended September 30, 2021, primarily as a result of not needing to use outside services on projects for clients during the current fiscal period.

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, decreased to $35,254 in the nine months ended September 30, 2022, from $219,712 in the nine months ended September 30, 2021, primarily as a result of reduced expenses in the most recent period associated with bringing and keeping the Company’s public filings current.

Other Income (Expense)

We incurred interest expense of $52,044, during the nine months ended September 30, 2022, as compared to interest expense of $47,686 during the nine months ended September 30, 2021. Interest expense modestly increased year-over-year, due to compounding interest. The Company also incurred a loss on settlement of accounts payable of $78,050 in the nine months ended September 30, 2021.

Net Loss

The Company had a net loss of $77,248 for the nine months ended September 30, 2022, as compared to a net loss of $300,498, for the nine months ended September 30, 2021, primarily as a result of the decrease in general and administrative expenses described above, and the $78,050 loss on settlement of accounts payable in the nine months ended September 30, 2021, that was not incurred in 2022, partially offset by the modest increase in interest expense described above.

Results of Operations for the three months ended September 30, 2022, compared with the three months ended September 30, 2021

Revenues

We generated revenues of $0 during the three months ended September 30, 2022, as compared to $20,300 in revenues during the three months ended September 30, 2021, as we began providing consulting services to other companies in our market in 2021. The reduction in revenues during the three months ended September 30, 2022 is due primarily due to the on-going cycle of projects of our clients and waiting on the next round of work that they need.

Cost of Sales

Cost of sales remained constant at $0 in the three months ended September 30, 2022, from $0 in the three months ended September 30, 2021, primarily as a result of not needing to use outside services on projects for clients during the current fiscal period.

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, decreased to $4,925 in the three months ended September 30, 2022, from $214,977 in the three months ended September 30, 2021, primarily as a result of reduced expenses in the most recent period associated with keeping the Company’s public filings current.

Other Income (Expense)

We incurred interest expense of $17,881, during the three months ended September 30, 2022, as compared to interest expense of $16,073 during the three months ended September 30, 2021. Interest expense modestly increased year-over-year, due to compounding interest.

Net Loss

The Company had a net loss of $22,806 for the three months ended September 30, 2022, as compared to a net loss of $210,750, for the three months ended September 30, 2021, as a result of the decrease in general and administrative expenses described above, partially offset by the modest increase in interest expense described above.

Liquidity and Capital Resources

At September 30, 2022, we had $26,241 of cash on hand and an accumulated deficit of $5,184,444. Our primary source of liquidity during the three months ended September 30, 2022, has been from funds received for consulting services provided to customers. As of September 30, 2022, the Company owed $1,649 in outstanding related party advances, with $0 in accrued interest on those advances, and $504,500 in outstanding convertible debentures payable to outside parties, with $389,871 in accrued interest on these debentures.

Net cash used in operating activities was $23,417 during the nine months ended September 30, 2022 and provided $41,888 in cash during the nine months ended September 30, 2021.

Net cash used in investing activities was $0 during the nine months ended September 30, 2022 and 2021.

Net cash provided by financial activities was $0 during the nine months ended September 30, 2022 and 2021.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the three months ended September 30, 2022, has been cash received for consulting services provided during 2021 and 2022.

Working Capital

We had current assets of $26,241 and $49,658, and current liabilities of $905,303 and $851,472, resulting in working capital deficits of $879,062 and $801,814 at September 30, 2022 and December 31, 2021, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IWALLET CORPORATION

Date: November 21, 2022	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director