Form 10-K
period 2022-12-31
iWallet Corp
filed 2023-07-07
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56347

iWallet Corp

(Name of Small Business Issuer in its charter)

Nevada	27-1830013
(State of incorporation)	(IRS Employer Identification No.)

401 Ryland St., Ste. 200A Reno, NV	89502
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: 858-610-2958

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $247,650, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.009. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of July 7, 2023, the Company had 52,819,419 outstanding shares of common stock.

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

•Storage devices with co-branding luxury partners

•A secure passport case called the iPassport

•A secure mobile personal safe to store pharmaceuticals in

•A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are manufactured under contract by a manufacturer based in Zhuhai, China, Apollo Electronics. The suppliers for our raw materials have been Future Electronics, Namiki Motors, Cotech Taiwan, Digital Persona, Avnet Electronics, Avnet Taiwan, and Apollo Electronics. Historically, our largest major customer has been Neiman Marcus, which was the source of approximately 60% of our gross revenues from our most recent product sales several years ago. We have not had any product sales for several years as we have been focused on updating our designs to use more cost-effective technologies and materials, and sourcing and updating our suppliers, tooling, and molds. We have now updated our designs and distribution plan, and we expect to relaunch product sales during 2023, and expand our distribution efforts. As we expand our sales and distribution channels, we expect that our customer base will diversify and that, in the future, our revenues will not be dependent upon one or a few major customers.

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

•Neiman Marcus in North America

•Harrods in England

Employees

We have no employees except for our CEO, Steven Cabouli.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Fiscal Year Ended December 31, 2022

	High	Low
First Quarter	$0.0490	$0.0040
Second Quarter	$0.0180	$0.0090
Third Quarter	$0.0200	$0.0080
Fourth Quarter	$0.0150	$0.0010

Fiscal Year Ended December 31, 2021

	High	Low
First Quarter	$0.0474	$0.0010
Second Quarter	$0.0399	$0.0010
Third Quarter	$0.1103	$0.0091
Fourth Quarter	$0.0358	$0.0141

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

As of December 31, 2022, the Company had authorized 75,000,000 shares of common stock, and no shares of preferred stock authorized. As of December 31, 2022, the Company had 52,819,419 outstanding shares of common stock which were owned by approximately 52 shareholders of record.

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

Convertible Instruments

The following is a description of the material terms of our convertible instruments which remain outstanding as of December 31, 2022:

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures originally matured on April 30, 2017, and became immediately due and payable at the request of the holders. Subsequently, the holders agreed to extend the maturity date in the Debentures to April 30, 2022. The Company is currently negotiating with the note holders to extend the notes, which is expected to be completed during the 3rd quarter of 2023. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. At December 31, 2022 and 2021, the accrued interest on the Debentures was $402,848 and $333,762, respectively.

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “Convertible Debenture”) with a service provider amounting to $12,000. The Convertible Debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The Convertible Debenture became immediately due and payable in default at the request of the holder, although the holder has not made any request for immediate payment. The Convertible Debenture is currently in default, and the Company is currently working with the holder on extending the due date of the Convertible Debenture, which is expected to be completed during the 3rd quarter of 2023. The conversion price is $0.06 per share. At December 31, 2022 and 2021, the accrued interest was $5,264 and $4,064, respectively.

Warrants

The following is a schedule of the Company’s outstanding common stock purchase warrants:

	Warrants	Exercise Price
Outstanding and exercisable, December 31, 2020	650,000	$0.10
Expired	(650,000)	$0.10
Outstanding and exercisable, December 31, 2021	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2022	-	$-

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

Results of Operations

For the year ended December 31, 2022, compared to the period ended December 31, 2021

Revenues

We had $10,050 and $69,400 of revenue for the years ended December 31, 2022 and 2021, respectively.

Cost of Sales

We had $0 and $27,450 of cost of sales for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, as a percentage of revenue, it was 0.0% and 39.6%, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021, were $46,495 and $245,731, respectively. The decrease in expenses for 2022 compared to 2021 was comprised primarily of no stock-based compensation during 2022 as compared to $212,500 in the prior year.

Other Income (Expenses)

Other expenses for the years ended December 31, 2022 and 2021, were $70,285 and $143,045, respectively. The loss on settlement of accounts payable of $78,050 during 2021 was the difference between the years ended December 31, 2022 and 2021.

Net Loss

Net loss for the years ended December 31, 2022 and 2021 was $106,730 and $346,826, respectively, due to the aforementioned factors.

Liquidity and Capital Resources

We had a cash balance of $13,049 and negative working capital of $908,544 at December 31, 2022.

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

Sources and Uses of Cash

Operating activities during the period ended December 31, 2022 used $36,609 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2022. Net cash provided by financing activities was $0 for the period ended December 31, 2022. Operating activities during the year ended December 31, 2021 provided $37,668 of net cash. Net cash used in investing activities was $0 for the year ended December 31, 2021. Net cash provided by financing activities was $0 for the year ended December 31, 2021.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements for the years ended December 31, 2022 and 2021 included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, intangible assets, and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iWallet Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern - Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations, such as commitments for repayments of interest payable, due to related party, and convertible debentures (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, resumption of its planned business operations, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to resume its planned business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to assess the Company’s intent and ability to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in assessing the Company’s intent and ability to effectively implement its plans include its ability to manage expenditures, access funding from the capital market, obtain debt financing, and successfully resume its planned business operations. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: evaluating the Company’s intent and ability to (i) access funding from the capital market; (ii) manage expenditures (iii) obtain debt financing, and (iv) resume its planned business operations.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

PCAOB ID 6117

Farmington, Utah

July 7, 2023

iWallet Corp.

Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$13,049	$49,658
Total Current Assets	13,049	49,658

Total Assets	$13,049	$49,658

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$7,332	$4,499
Accrued Interest Payable	408,112	337,826
Due to Related Party	1,649	4,647
Convertible Debentures	504,500	504,500
Total Current Liabilities	921,593	851,472

Total Liabilities	921,593	851,472

Stockholders’ Deficit
Common stock; par value $0.001, 75,000,000 shares authorized; 52,819,419 shares issued and outstanding	52,819	52,819
Additional Paid-in Capital	4,252,563	4,252,563
Accumulated Deficit	(5,213,926)	(5,107,196)
Total Stockholders’ Deficit	(908,544)	(801,814)
Total Liabilities and Stockholders’ Deficit	$13,049	$49,658

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statements of Operations

	For the Years Ended December 31,
	2022	2021
Revenues	$10,050	$69,400
Cost of Sales	-	27,450
Gross Profit	10,050	41,950

Operating Expenses
General and Administrative Expenses	46,495	245,731
Total Operating Expenses	46,495	245,731
Operating Loss	(36,445)	(203,781)

Other Income (Expense)
Loss on Settlement of Accounts Payable	-	(78,050)
Interest Expense	(70,285)	(64,995)
Total Other Income (Expense)	(70,285)	(143,045)
Net Loss	$(106,730)	$(346,826)

Basic and Diluted Earnings per Share	$(0.00)	$(0.01)

Weighted Average Common Shares - Basic and Diluted	52,819,419	43,908,460

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statement of Changes in Stockholders’ Deficit

Years Ended December 31, 2022 and 2021

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	37,819,419	$37,819	$3,952,563	$(4,760,370)	$(769,988)
Issuance of Common Stock for Settlement of Debt	2,500,000	2,500	100,000	-	102,500
Issuance of Common Stock for Services	12,500,000	12,500	200,000	-	212,500
Net Loss for the Year	-	-	-	(346,826)	(346,826)
Balance at December 31, 2021	52,819,419	52,819	4,252,563	(5,107,196)	(801,814)
Net Loss for the Year	-	-	-	(106,730)	(106,730)
Balance at December 31, 2022	52,819,419	$52,819	$4,252,563	$(5,213,926)	$(908,544)

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss for the Year	$(106,730)	$(346,826)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock Issued for Services	-	212,500
Loss on Settlement of Accounts Payable	-	78,050
Changes in operating assets and liabilities:
Changes in Accounts Payable	2,833	28,949
Changes in Due to Related Party	(2,998)	-
Changes in Accrued Interest Payable	70,286	64,995
Net Cash Provided by (Used in) Operating Activities	(36,609)	37,668

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	(36,609)	37,668
Cash at Beginning of Year	49,658	11,990
Cash at End of Year	$13,049	$49,658

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Accounts payable settled via the issuance of common stock	$-	$24,450

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Notes to Financial Statements

December 31, 2022 and 2021

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

As of December 31, 2022 and 2021, the Company had a deficit of $5,213,926 and $5,107,196, respectively, and had significant losses and negative cash flows from operations for the year ended December 31, 2022. The Company completed a public listing transaction, which raised additional funds and included warrant agreements that expired in 2021. However, there is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

The Company earned $10,050 and $69,400 in consulting revenue during the years ended December 31, 2022 and 2021, respectively, along with cost of sales of $0 and $27,450, respectively, from outside services providing technology for our consulting services.

Concentrations of credit risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 6,256,720 and 5,776,146 potentially convertible debenture shares (note 6) for the years ended December 31, 2022 and 2021, respectively, since their effect is anti-dilutive.

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

4. Intangible Assets

	December 31, 2022 and 2021
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the years ended December 31, 2022 and 2021 was $0 and $0 respectively.

5. Related Party Transactions and Balances

	December 31, 2022	December 31, 2021
Current Liabilities
Due to Related Party	$1,649	$4,647

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured originally on April 30, 2017. On July 13, 2021, the Company re-negotiated these debentures and extended the maturity date to April 30, 2022. The Company is currently negotiating with the note holders to extend the notes, which is expected to be completed during the 3rd quarter of 2023. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. At December 31, 2022 and 2021, the accrued interest was $402,848 and $333,762, respectively.

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

As previously noted, the Company has adopted ASU 2015-03 “Imputation of Interest” and as a result has recognized the convertible debentures net of the related issuance costs of $39,400. These costs were realized using an effective interest rate of 13.06%, for the April tranche and 13.83% for the September tranche. Imputed interest expense has been fully recognized prior to the years ended December 31, 2022 and 2021.

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debentures bear interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures become immediately due and payable in default at the request of the note holders. The Company is currently negotiating with the note holders to extend the notes, which is expected to be completed during the 3rd quarter of 2023. The conversion price is $0.06 per share. At December 31, 2022 and 2021, the accrued interest was $5,264 and $4,064, respectively.

7. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 52,819,419 shares of Common Stock issued and outstanding as of December 31, 2022 and 2021.

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

8. Warrants

The following is a continuity schedule of the Company’s common stock purchase warrants:

	Warrants	Exercise Price
Outstanding and exercisable, December 31, 2020	650,000	$0.10
Expired	(650,000)	$0.10
Outstanding and exercisable, December 31, 2021	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2022	-	$-

9. Income Taxes

Components of loss before income taxes consists of the following:

	2022	2021
U.S.	$(106,730)	$(346,826)

The provision (recovery) for income taxes consists of the following:

	2022	2021
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	$-	$-

The reconciliation of the provision (recovery) for income taxes based on the combined U.S. statutory federal and state tax rate of 26.75% (Federal - 21%; State - 5.75%, net of Federal benefit) to the effective tax rates:

	2022	2021
Net loss before recovery of income taxes	$(106,730)	$(346,826)
Statutory rate	26.75%	26.75%
Expected income tax recovery	$(28,550)	$(92,776)
Change in valuation allowance	28,550	92,776
Recovery of income taxes	$-	$-

The components of deferred taxes are as follows:

	2022	2021
Deferred tax assets
Net operating losses	$1,394,725	$1,366,175
Valuation allowance	(1,394,725)	(1,366,175)
	$-	$-

The Company has non-capital income tax losses that will begin to expire in 2033 through 2040.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of December 31, 2022 and 2021, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company recognized no income tax expense based on its $106,730 pre-tax loss for the year ended December 31, 2022. The Company recognized no income tax expense based on its $346,826 pre-tax loss for the year ended December 31, 2021.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2022 and 2021, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2022:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2022, there have been no disagreements with our independent certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the accountants would have caused them to make reference thereto in their report on our financial statements.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2022, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions
Steven Cabouli	68	CEO, President, CFO, Secretary, Director (1)

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

Director Independence

During the period ended December 31, 2022, we had no independent directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022 and 2021, were timely, except that Mr. Cabouli did not timely file a Form 3 or Form 4 upon the effectiveness of our registration statement on Form 10 on or about November 27, 2021.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2022 and 2021, certain information regarding the compensation earned by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Cabouli, President & CEO	2022	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-

Narrative Disclosure to the Summary Compensation Table

Our sole officer, CEO and President, Steven Cabouli, did not receive any compensation for his services as officer in either 2022 or 2021. We presently do not have employment or compensation agreements with any of our named executive officers or directors, and we have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year ended December 31, 2022.

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

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following tables set forth, as of December 31, 2022, certain information concerning the beneficial ownership of our common stock by:

•each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

•each director;

•each named executive officer;

•all of our executive officers and directors as a group; and

•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2022, the Company had authorized 75,000,000 shares of common stock, no other classes of capital stock authorized, and 52,819,419 shares of common stock considered issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2022, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 401 Ryland St., Ste. 200A, Reno, Nevada, 89502.

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Steven Cabouli	20,721,230	39.2%
Common Stock	All Officers & Directors as a Group	20,721,230	39.2%
Common Stock	Jack Chadsey	4,581,542	8.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2022 and 2021, we had been advanced funds by Steven Cabouli, a related party for operations, and owed him the following amounts:

	December 31, 2022	December 31, 2021
Current Liabilities
Due to Related Party	$1,649	$4,647

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors during the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2022	2021
Audit fees	$22,534	$15,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$22,534	$15,000

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775)

3.2	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775)

10.1	Secured Convertible Debenture issued by iWallet Corporation to 7806221 Canada Inc. (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.2	Secured Convertible Debenture issued by iWallet Corporation to Jesse Kaplan (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.3	Secured Convertible Debenture issued by iWallet Corporation to Mary Anne Alton (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.4	Secured Convertible Debenture issued by iWallet Corporation to Michael B. Stein (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.5	Secured Convertible Debenture issued by iWallet Corporation to Sanctum Sanctorum Inc. (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.6	Secured Convertible Debenture issued by iWallet Corporation to Sandy Pascuzzi (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.7	Secured Convertible Debenture issued by iWallet Corporation to Stuart Adair (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.8	Secured Convertible Debenture issued by iWallet Corporation to Sudha Raman (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.9	Secured Convertible Debenture issued by iWallet Corporation to Thomas Keevil (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

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

IWALLET CORPORATION

Dated: July 7, 2023	By:	/s/ Steven Cabouli
Steven Cabouli
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Cabouli	Director	July 7, 2023
Steven Cabouli