Form 10-Q
period 2023-03-31
iWallet Corp
filed 2023-08-10
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2023, the Company had 72,819,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$3,231	$13,049
Total Current Assets	3,231	13,049

Total Assets	$3,231	$13,049

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$298	$7,332
Accrued Interest Payable	426,314	408,112
Due to Related Party	1,649	1,649
Convertible Debentures	504,500	504,500
Total Current Liabilities	932,761	921,593

Total Liabilities	932,761	921,593

Stockholders’ Deficit
Common stock; par value $0.001, 75,000,000 shares authorized; 52,819,419 issued and outstanding	52,819	52,819
Additional Paid-in Capital	4,252,563	4,252,563
Accumulated Deficit	(5,234,912)	(5,213,926)
Total Stockholders’ Deficit	(929,530)	(908,544)
Total Liabilities and Stockholders’ Deficit	$3,231	$13,049

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$-	$10,050
Cost of Sales	-	-
Gross Profit	-	10,050

Operating Expenses
General and Administrative Expenses	2,784	14,202
Total Operating Expenses	2,784	14,202
Operating Loss	(2,784)	(4,152)

Other Income (Expense)
Interest Expense	(18,202)	(17,100)
Total Other Income (Expense)	(18,202)	(17,100)
Net Loss	$(20,986)	$(21,252)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	52,819,419	52,819,419

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2022	52,819,419	$52,819	$4,252,563	$(5,213,926)	$(908,544)
Net Loss for the Period	-	-	-	(20,986)	(20,986)
Balance at March 31, 2023	52,819,419	$52,819	$4,252,563	$(5,234,912)	$(929,530)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2021	52,819,419	$52,819	$4,252,563	$(5,107,196)	$(801,814)
Net Loss for the Period	-	-	-	(21,252)	(21,252)
Balance at March 31, 2022	52,819,419	$52,819	$4,252,563	$(5,128,448)	$(823,066)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(20,986)	$(21,252)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Decrease in Accounts Payable	(7,034)	(4,250)
Decrease in Accrued Liabilities	-	(2,998)
Increase in Accrued Interest Payable	18,202	17,100
Net Cash Used in Operating Activities	(9,818)	(11,400)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	(9,818)	(11,400)
Cash at Beginning of Period	13,049	49,658
Cash at End of Period	$3,231	$38,258

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

March 31, 2023

1. Nature of Business and Going Concern

iWallet Corp. (“the Company”) is engaged in the design, development, manufacturing and sales of bio-metric locking wallets, which operate by scanning a user’s fingerprint to open the wallet.

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

As of March 31, 2023, the Company has a deficit of $5,234,912 and has significant losses and negative cash flows from operations. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of March 31, 2023 or December 31, 2022.

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

Revenue recognition

The Company derives revenue primarily from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $0 and $10,050 in consulting revenue during the three months ended March 31, 2023 and 2022, respectively. The Company also plans to derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet.

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

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 6,205,428 and 6,256,720 potentially convertible debenture shares at March 31, 2023 and December 31, 2022, respectively, since their effect is anti-dilutive.

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

4. Intangible Assets

	March 31, 2023 and December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the three months ended March 31, 2023 and 2022, was $0 and $0 respectively.

5. Related Party Transactions and Balances

	March 31, 2023	December 31, 2022
Current Liabilities
Due to Related Party	$1,649	$1,649

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. Although, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. At March 31, 2023 and December 31, 2022, the accrued interest was $420,755 and $402,848, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At March 31, 2023 and December 31, 2022, the accrued interest was $5,559 and $5,264, respectively.

7. Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 52,819,419 shares of Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022.

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

9. Subsequent Events

Management has evaluated subsequent events, in accordance with ASC 855, “Subsequent Events,” through the date these financial statements were issued and noted no items requiring disclosure, except as disclosed below.

On May 24, 2023, the Company issued 20,000,000 shares of Common Stock to its CEO for services rendered to the Company. The stock price was $0.01 for a total value of $200,000 and the Company recognized an expense of $200,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ending March 31, 2023 and 2022, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $5,234,912 since its inception through March 31, 2023, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2023, compared with the three months ended March 31, 2022

Revenues

We generated revenues of $0 during the three months ended March 31, 2023, as compared to $10,050 in revenues during the three months ended March 31, 2022, as we began providing consulting services to other companies in our market in 2022. The reduction in revenues during the three months ended March 31, 2023 is due primarily due to the on-going cycle of projects of our clients and waiting on the next round of work that they need.

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, decreased to $2,784 in the three months ended March 31, 2023, from $14,202 in the three months ended March 31, 2022, primarily as a result of reduced expenses in the most recent period associated with keeping the Company’s public filings current.

Other Income (Expense)

We incurred interest expense of $18,202, during the three months ended March 31, 2023, as compared to interest expense of $17,100 during the three months ended March 31, 2022. Interest expense modestly increased year-over-year, due to compounding interest.

Net Loss

The Company had a net loss of $20,986 for the three months ended March 31, 2023, as compared to a net loss of $21,252, for the three months ended March 31, 2022, as a result of the decrease in general and administrative expenses described above, partially offset by the modest increase in interest expense described above.

Liquidity and Capital Resources

At March 31, 2023, we had $3,231 of cash on hand and an accumulated deficit of $5,234,912. Our primary source of liquidity during the three months ended March 31, 2023, has been from funds received for consulting services provided to customers. As of March 31, 2023, the Company owed $1,649 in outstanding related party advances, with $0 in accrued interest on those advances, and $504,500 in outstanding convertible debentures payable to outside parties, with $426,314 in accrued interest on these debentures.

Net cash used in operating activities was $9,818 during the three months ended March 31, 2023 and used $11,400 in cash during the three months ended March 31, 2022.

Net cash used in investing activities was $0 during the three months ended March 31, 2023 and 2022.

Net cash provided by financial activities was $0 during the three months ended March 31, 2023 and 2022.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the three months ended March 31, 2023, has been cash received for consulting services provided during 2022.

Working Capital

We had current assets of $3,231 and $13,049, and current liabilities of $932,761 and $921,593, resulting in working capital deficits of $929,530 and $908,544 at March 31, 2023 and December 31, 2022, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes

to Financial Statements on the unaudited financial statements as of March 31, 2023 and December 31, 2021, and for the three and nine months ended March 31, 2023 and 2021 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

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

IWALLET CORPORATION

Date: August 10, 2023	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director