Form 10-Q/A
period 2023-09-30
iWallet Corp
filed 2023-11-29
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 as originally filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2023 (the “Original Filing”). This Form 10-Q/A is being filed to correct the disclosures stated in the consolidated financial statements for the three and nine-month periods ended September 30, 2023 and 2022. This Form 10-Q/A amends the Company’s Condensed Consolidated Financial Statements and related disclosures in Item 1 for the six months ended June 30, 2023, as well as Management’s Discussion and Analysis in Item 2.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2022.

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

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$10,050
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	10,050

Operating Expenses
General and Administrative Expenses	8,103	4,925	221,212	35,254
Total Operating Expenses	8,103	4,925	221,212	35,254
Operating Loss	(8,103)	(4,925)	(221,212)	(25,204)

Other Income (Expense)
Interest Expense	8,625	(17,881)	(28,345)	(52,044)
Total Other Income (Expense)	8,625	(17,881)	(28,345)	(52,044)
Net Income (Loss)	$522	$(22,806)	$(249,557)	$(77,248)

Basic and Diluted Earnings per Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	72,819,419	52,819,419	62,269,968	52,819,419

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

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, increased to $221,212in the nine months ended September 30, 2023, from $35,254 in the nine months ended September 30, 2022, primarily as a result of $200,000 in stock issued to management for services in the most recent period associated with keeping the Company’s public filings current.

Other Income (Expense)

We incurred interest expense of $28,345, during the nine months ended September 30, 2023, as compared to interest expense of $52,044 during the nine months ended September 30, 2022. Interest expense modestly increased year-over-year, due to compounding interest.

Net Loss

The Company had a net loss of $249,557for the nine months ended September 30, 2023, as compared to a net loss of $77,248for the nine months ended September 30, 2022, primarily as a result of the change in general and administrative expenses described above as well as the modest increase in interest expense described above.

Results of Operations for the three months ended September 30, 2023, compared with the three months ended September 30, 2022

Revenues

We generated revenues of $0 during the three months ended September 30, 2023 and 2022.

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, increased to $8,103 in the three months ended September 30, 2023, from $4,925 in the three months ended September 30, 2022, primarily as a result of expenses associated with keeping the Company’s public filings current.

Other Income (Expense)

We incurred interest expense of $8,625, during the three months ended September 30, 2023, as compared to interest expense of $17,881 during the three months ended September 30, 2022. Interest expense decreased because of a small over-accrual for the converted notes during the current three month period.

Net Loss

The Company had a net income of $522 for the three months ended September 30, 2023, as compared to a net loss of $22,806 for the three months ended September 30, 2022, as a result of the change in general and administrative expenses described above as well as the modest increase in interest expense described above.

Liquidity and Capital Resources

At September 30, 2023, we had $3,859 of cash on hand and an accumulated deficit of $5,463,483. Our primary source of liquidity during the nine months ended September 30, 2023, has been from funds received for consulting services provided to customers and advances from a related party. As of September 30, 2023, the Company owed $11,004 in outstanding related party advances, with $0 in accrued interest on those advances, and $262,000 in outstanding convertible debentures payable to outside parties, with $230,470 in accrued interest on these debentures.

Net cash used in operating activities was $19,190 during the nine months ended September 30, 2023 and $23,417 during the nine months ended September 30, 2022.

Net cash used in investing activities was $0 during the nine months ended September 30, 2023 and 2022.

Net cash provided by financial activities was $10,000 during the nine months ended September 30, 2023 and $0 during the nine months ended September 30, 2022.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the nine months ended September 30, 2023, has been cash received for consulting services provided during 2022, a small convertible note and advances from a related party.

Working Capital

We had current assets of $3,859 and $13,049, and current liabilities of $503,474 and $921,593, resulting in working capital deficits of $499,615 and $908,544 at September 30, 2023 and December 31, 2022, respectively.

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

IWALLET CORPORATION

Date: November 29, 2023	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director