Form 10-K
period 2023-12-31
iWallet Corp
filed 2024-03-15
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,758, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.0005. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of March 15, 2024, the Company had 72,819,419 outstanding shares of common stock.

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

•Storage devices with co-branding luxury partners

•A secure passport case called the iPassport

•A secure mobile personal safe to store pharmaceuticals in

•A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are manufactured under contract by a manufacturer based in Zhuhai, China, Apollo Electronics. The suppliers for our raw materials have been Future Electronics, Namiki Motors, Cotech Taiwan, Digital Persona, Avnet Electronics, Avnet Taiwan, and Apollo Electronics. Historically, our largest major customer has been Neiman Marcus, which was the source of approximately 60% of our gross revenues from our most recent product sales several years ago. We have not had any product sales for several years as we have been focused on updating our designs to use more cost-effective technologies and materials, and sourcing and updating our suppliers, tooling, and molds. We have now updated our designs and distribution plan, and we expect to relaunch product sales during 2024, and expand our distribution efforts. As we expand our sales and distribution channels, we expect that our customer base will diversify and that, in the future, our revenues will not be dependent upon one or a few major customers.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Fiscal Year Ended December 31, 2023

	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Fiscal Year Ended December 31, 2022

	High	Low
First Quarter	$0.0490	$0.0040
Second Quarter	$0.0180	$0.0090
Third Quarter	$0.0200	$0.0080
Fourth Quarter	$0.0150	$0.0010

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

As of December 31, 2023, the Company had authorized 75,000,000 shares of common stock, and no shares of preferred stock authorized. As of December 31, 2023, the Company had 72,819,419 outstanding shares of common stock which were owned by approximately 52 shareholders of record.

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

Convertible Instruments

The following is a description of the material terms of our convertible instruments which remain outstanding as of December 31, 2023:

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures originally matured on April 30, 2017, and became immediately due and payable at the request of the holders. Subsequently, the holders agreed to extend the maturity date in the Debentures to April 30, 2022. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. During July 2023, the Company negotiated the settlement of $252,500 of these convertible debentures and associated accrued interest totaling $209,992 for 7,644,000 shares of preferred stock. The Company is currently negotiating with the remaining note holders to extend the notes, which is expected to be completed during the 1st quarter of 2024. At December 31, 2023 and 2022, the outstanding principal balances was $240,000 and $492,500 and the accrued interest on the Debentures was $233,659 and $402,848, respectively.

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “Convertible Debenture”) with a service provider amounting to $12,000. The Convertible Debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The Convertible Debenture became immediately due and payable in default at the request of the holder, although the holder has not made any request for immediate payment. The Convertible Debenture is currently in default, and the Company is currently working with the holder on extending the due date of the Convertible Debenture, which is expected to be completed during the 1st quarter 2024. The conversion price is $0.06 per share. At December 31, 2023 and 2022, the accrued interest was $6,464 and $5,264, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. At December 31, 2023 and 2022, the accrued interest was $392 and $140, respectively.

Warrants

As of December 31, 2023, the Company has zero outstanding common stock purchase warrants.

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

Results of Operations

For the year ended December 31, 2023, compared to the period ended December 31, 2022

Revenues

We had $0 and $10,050 of revenue for the years ended December 31, 2023 and 2022, respectively.

Cost of Sales

We had $0 and $0 of cost of sales for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, as a percentage of revenue, it was 0.0% and 0.0%, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022, were $225,457 and $46,495, respectively. The increase in expenses for 2023 compared to 2022 was comprised primarily of a stock-based compensation during 2023 of $200,000 compared to $0 in the prior year.

Other Income (Expenses)

Other expenses for the years ended December 31, 2023 and 2022, were $42,395 and $70,285, respectively. The reduction in interest expense because of the conversions to preferred stock was the difference between the years ended December 31, 2023 and 2022.

Net Loss

Net loss for the years ended December 31, 2023 and 2022 was $267,852 and $106,730, respectively, due to the aforementioned factors.

Liquidity and Capital Resources

We had a cash balance of $1,560 and negative working capital of $513,904 at December 31, 2023.

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

Sources and Uses of Cash

Operating activities during the period ended December 31, 2023 used $21,489 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2023. Net cash provided by financing activities was $10,000 for the period ended December 31, 2023. Operating activities during the year ended December 31, 2022 used $36,609 of net cash. Net cash used in investing activities was $0 for the year ended December 31, 2022. Net cash provided by financing activities was $0 for the year ended December 31, 2022.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements for the years ended December 31, 2023 and 2022 included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

iWallet Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of iWallet Corp. (the Company) as of December 31, 2023 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

Other Matters

The audit of the accompanying balance sheet of iWallet Corp. as of December 31, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements) was performed by another Independent Registered Public Accounting Firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC).

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2023.

Victor Mokuolu, CPA PLLC

Houston, Texas

February 29, 2024

PCAOB ID 6771

iWallet Corp.

Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$1,560	$13,049
Total Current Assets	1,560	13,049

Total Assets	$1,560	$13,049

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$596	$7,332
Accrued Interest Payable	240,514	408,112
Due to Related Party	12,354	1,649
Convertible Debentures	262,000	504,500
Total Current Liabilities	515,464	921,593

Total Liabilities	515,464	921,593

Commitments and Contingencies (Note 11)	-

Stockholders’ Deficit
Preferred stock; par value $0.001, 7,644,000 shares authorized;7,644,000 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	7,644	-
Common stock; par value $0.001, 75,000,000 shares authorized; 72,819,419 and 52,819,419 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	72,819	52,819
Additional Paid-in Capital	4,887,411	4,252,563
Accumulated Deficit	(5,481,778)	(5,213,926)
Total Stockholders’ Deficit	(513,904)	(908,544)
Total Liabilities and Stockholders’ Deficit	$1,560	$13,049

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statements of Operations

	For the Years Ended December 31,
	2023	2022
Revenues	$-	$10,050
Cost of Sales	-	-
Gross Profit	-	10,050

Operating Expenses
General and Administrative Expenses	225,457	46,495
Total Operating Expenses	225,457	46,495
Operating Loss	(225,457)	(36,445)

Other Income (Expense)
Interest Expense	(42,395)	(70,285)
Total Other Income (Expense)	(42,395)	(70,285)
Net Loss	$(267,852)	$(106,730)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	64,929,008	52,819,419

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statement of Changes in Stockholders’ Deficit

Years Ended December 31, 2023 and 2022

	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	-	$-	52,819,419	$52,819	$4,252,563	$(5,107,196)	$(801,814)
Net Loss for the Year	-	-	-	-	-	(106,730)	(106,730)
Balance at December 31, 2022	-	-	52,819,419	52,819	4,252,563	(5,213,926)	(908,544)
Issuance of Common Stock for Services	-	-	20,000,000	20,000	180,000	-	200,000
Issuance of Preferred Stock for Settlement of Debt	7,644,000	7,644	-	-	454,848	-	462,492
Net Loss for the Year	-	-	-	-	-	(267,852)	(267,852)
Balance at December 31, 2023	7,644,000	$7,644	72,819,419	$72,819	$4,887,411	$(5,481,778)	$(513,904)

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss for the Year	$(267,852)	$(106,730)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	-	-
Stock Issued for Services	200,000	-
Loss on Settlement of Accounts Payable	-	-
Changes in operating assets and liabilities:
Changes in Accounts Receivable	-	-
Changes in Accounts Payable	(6,737)	2,833
Changes in Due to Related Party	10,705	(2,998)
Changes in Accrued Interest Payable	42,395	70,286
Net Cash Used in Operating Activities	(21,489)	(36,609)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Convertible Debt	10,000	-
Net Cash Provided by Financing Activities	10,000	-

Net Decrease in Cash	(11,489)	(36,609)
Cash at Beginning of Year	13,049	49,658
Cash at End of Year	$1,560	$13,049

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Preferred stock issued for convertible debt	$462,492	$-

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Notes to Financial Statements

December 31, 2023 and 2022

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

As of December 31, 2023 and 2022, the Company had a deficit of $5,481,778 and $5,213,926, respectively, and had significant losses and negative cash flows from operations for the year ended December 31, 2023. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

The Company earned $0 and $10,050 in consulting revenue during the years ended December 31, 2023 and 2022, respectively, along with cost of sales of $0 and $0, respectively, from outside services providing technology for our consulting services.

Concentrations of credit risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 13,857,230 and 6,256,720 potentially convertible debenture shares (note 6) for the years ended December 31, 2023 and 2022, respectively, since their effect is anti-dilutive.

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

4. Intangible Assets

	December 31, 2023 and 2022
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the years ended December 31, 2023 and 2022 was $0 and $0 respectively.

5. Related Party Transactions and Balances

	December 31, 2023	December 31, 2022
Current Liabilities
Due to Related Party	$12,354	$1,649

During the year ended December 31, 2023, $10,707 in expenses were paid directly by a related party. The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. On July 7, 2023, the Company negotiated settlement of six of its noteholders in exchange for preferred shares of the Company’s stock. In accordance with the agreement, there was 7,644,000 shares of preferred shares issued for settlement of $252,500 principal and $209,992 in accrued interest. At December 31, 2023 and 2022, the principal balance on these notes was $240,000 and $492,500 and accrued interest was $233,659 and $402,848, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At December 31, 2023 and 2022, the accrued interest was $6,464 and $5,264, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. At December 31, 2023 and 2022, the accrued interest was $392 and $0, respectively.

7. Common Share Capital

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 72,819,419 and 52,819,419 shares of Common Stock issued and outstanding as of December 31, 2023 and 2022, respectively.

On May 24, 2023, the Company issued 20,000,000 shares of Common Stock to its CEO for services rendered to the Company. The stock price was $0.01 for a total value of $200,000 and the Company recognized an expense of $200,000.

8. Preferred Share Capital

The Company has not officially registered the preferred shares with the state of Nevada, so we deemed the authorized shares as the number of shares approved by the board of directors for the converted debt as the authorized number of preferred shares. The preferred shares are convertible to common shares at a ratio of 1:1. So the preferred shares were deemed to have a par value of $0.001, same as the common shares. The Company privately issued preferred shares for conversions of debt during 2023 and is currently working on officially registering the preferred shares with the state of Nevada. The Company had 7,644,000 and 0 shares of Preferred Stock issued and outstanding as of December 31, 2023 and 2022, respectively. The Preferred Stock converts to common at a 1:1 ratio and has a “Leak Out Provision” that limits the shareholder from selling more than 12.5% of their shares per quarter.

On July 7, 2023, the Company issued 7,644,000 shares of Preferred Stock to six noteholders as settlement of their convertible notes of $252,500 and accrued interest of $209,992.

9. Warrants

As of December 31, 2023 and 2022, the Company has zero outstanding common stock purchase warrants.

10. Income Taxes

Components of loss before income taxes consists of the following:

	2023	2022
U.S.	$(267,852)	$(106,730)

The provision (recovery) for income taxes consists of the following:

	2023	2022
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	$-	$-

The reconciliation of the provision (recovery) for income taxes based on the combined U.S. statutory federal and state tax rate of 26.75% (Federal - 21%; State - 5.75%, net of Federal benefit) to the effective tax rates:

	2023	2022
Net loss before recovery of income taxes	$(267,852)	$(106,730)
Statutory rate	26.75%	26.75%
Expected income tax recovery	$(71,650)	$(28,550)
Change in valuation allowance	71,650	28,550
Recovery of income taxes	$-	$-

The components of deferred taxes are as follows:

	2023	2022
Deferred tax assets
Net operating losses	$1,466,375	$1,394,725
Valuation allowance	(1,466,375)	(1,394,725)
	$-	$-

The Company has non-capital income tax losses that will begin to expire in 2033 through 2041.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of December 31, 2023 and 2022, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company recognized no income tax expense based on its $267,852 pre-tax loss for the year ended December 31, 2023. The Company recognized no income tax expense based on its $106,370 pre-tax loss for the year ended December 31, 2022.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2023 and 2022, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2023:

Federal2019 - present

State2019 - present

11. Commitments and Contingencies

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

12. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2023, there have been no disagreements with our independent certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the accountants would have caused them to make reference thereto in their report on our financial statements.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions
Steven Cabouli	69	CEO, President, CFO, Secretary, Director (1)

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

Director Independence

During the period ended December 31, 2023, we had no independent directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2023 and 2022, were timely.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2023 and 2022, certain information regarding the compensation earned by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Cabouli, President & CEO	2023	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-

Narrative Disclosure to the Summary Compensation Table

Our sole officer, CEO and President, Steven Cabouli, did not receive any compensation for his services as officer in either 2023 or 2022. We presently do not have employment or compensation agreements with any of our named executive officers or directors, and we have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year ended December 31, 2023.

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

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following tables set forth, as of December 31, 2023, certain information concerning the beneficial ownership of our common stock by:

•each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

•each director;

•each named executive officer;

•all of our executive officers and directors as a group; and

•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2023, the Company had authorized 75,000,000 shares of common stock, no other classes of capital stock authorized, and 72,819,419 shares of common stock considered issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2023, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 401 Ryland St., Ste. 200A, Reno, Nevada, 89502.

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Steven Cabouli	60,721,230	83.4%
Common Stock	All Officers & Directors as a Group	60,721,230	83.4%
Common Stock	Jack Chadsey	4,581,542	6.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2023 and 2022, we had been advanced funds by Steven Cabouli, a related party for operations, and owed him the following amounts:

	December 31, 2023	December 31, 2022
Current Liabilities
Due to Related Party	$12,354	$1,649

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors during the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2023	2022
Audit fees	$9,100	$22,534
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$9,100	$22,534

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775)

3.2	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775)

10.1	Secured Convertible Debenture issued by iWallet Corporation to 7806221 Canada Inc. (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.2	Secured Convertible Debenture issued by iWallet Corporation to Jesse Kaplan (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.3	Secured Convertible Debenture issued by iWallet Corporation to Mary Anne Alton (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.4	Secured Convertible Debenture issued by iWallet Corporation to Michael B. Stein (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.5	Secured Convertible Debenture issued by iWallet Corporation to Sanctum Sanctorum Inc. (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.6	Secured Convertible Debenture issued by iWallet Corporation to Sandy Pascuzzi (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.7	Secured Convertible Debenture issued by iWallet Corporation to Stuart Adair (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.8	Secured Convertible Debenture issued by iWallet Corporation to Sudha Raman (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.9	Secured Convertible Debenture issued by iWallet Corporation to Thomas Keevil (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

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

IWALLET CORPORATION

Dated: March 15, 2024	By:	/s/ Steven Cabouli
Steven Cabouli
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Cabouli	Director	March 15, 2024
Steven Cabouli