Form 10-K/A
period 2023-12-31
iWallet Corp
filed 2024-07-26
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56347

iWallet Corporation

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

EXPLANATORY NOTE

iWallet Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2023, to amend the Annual Report on Form 10-K that was originally filed on March 15, 2024 (the “Original 10-K”) to (i) include the audit report of Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) covering the Company’s financial statements as of and for the year ended December 31, 2022, (ii) amend Item 9A of the Original 10-K to include management’s conclusion regarding disclosure controls and procedures as of December 31, 2023, and (iii) amend the Annual Report’s cover page. No other changes have been made to the Original Report, and this amended Annual Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date or modify or update disclosures in any way other than as described herein.

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

13

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

Houston, Texas

February 29, 2024

PCAOB ID 6771

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of iWallet Corporation (the Company) as of December 31, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2023, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

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

IWALLET CORPORATION

Dated: July 26, 2024	By:	/s/ Steven Cabouli
Steven Cabouli
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Cabouli	Director	July 26, 2024
Steven Cabouli