Form 10-Q
period 2024-06-30
iWallet Corp
filed 2024-08-14
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the Company had 75,819,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash	$1,601	$1,560
Total Current Assets	1,601	1,560

Total Assets	$1,601	$1,560

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$-	$596
Accrued Interest Payable	260,910	240,514
Due to Related Party	13,707	12,354
Notes Payable	11,000	-
Convertible Debentures	260,000	262,000
Total Current Liabilities	545,617	515,464

Total Liabilities	545,617	515,464

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficit
Preferred stock; par value $0.001, 20,000,000 shares authorized; 7,644,000 shares issued and outstanding	7,644	7,644
Common stock; par value $0.001, 150,000,000 shares authorized; 75,819,419 and 72,819,419 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	75,819	72,819
Additional Paid-in Capital	4,919,411	4,887,411
Accumulated Deficit	(5,546,890)	(5,481,778)
Total Stockholders’ Deficit	(544,016)	(513,904)
Total Liabilities and Stockholders’ Deficit	$1,601	$1,560

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and Administrative Expenses	7,219	210,326	16,716	213,110
Total Operating Expenses	7,219	210,326	16,716	213,110
Operating Loss	(7,219)	(210,326)	(16,716)	(213,110)

Other Income (Expense)
Loss on Extinguishment of Debt	-	-	(28,000)	-
Interest Expense	(10,427)	(18,767)	(20,396)	(36,969)
Total Other Income (Expense)	(10,427)	(18,767)	(48,396)	(36,969)
Net Loss	$(17,646)	$(229,093)	$(65,112)	$(250,079)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	75,105,133	60,951,287	74,083,155	56,907,817

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	7,644,000	$7,644	72,819,419	$72,819	$4,887,411	$(5,481,788)	$(513,904)
Issuance of common stock for extinguishment of debt	-	-	2,000,000	2,000	28,000	-	30,000
Net Income for the Period	-	-	-	-	-	(47,466)	(47,466)
Balance at March 31, 2024	7,644,000	$7,644	74,819,419	$74,819	$4,915,411	$(5,529,244)	$(531,370)
Issuance of common stock for cash	-	-	1,000,000	1,000	4,000	-	5,000
Net Loss for the Period	-	-	-	-	-	(17,646)	(17,646)
Balance at June 30, 2024	7,644,000	$7,644	75,819,419	$75,819	$4,919,411	$(5,546,890)	$(544,016)

	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2022	-	$-	52,819,419	$52,819	$4,252,563	$(5,213,926)	$(908,544)
Net Income for the Period	-	-	-	-	-	(20,986)	(20,986)
Balance at March 31, 2023	-	$-	52,819,419	$52,819	$4,252,563	$(5,234,912)	$(929,530)
Issuance of common stock for services	-	-	20,000,000	20,000	180,000	-	200,000
Net Loss for the Period	-	-	-	-	-	(229,093)	(229,093)
Balance at June 30, 2023	-	$-	72,819,419	$72,819	$4,432,563	$(5,464,005)	$(958,623)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss for the Period	$(65,112)	$(250,079)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock issued for Services	-	200,000
Loss on Extinguishment of Debt	28,000	-
Changes in operating assets and liabilities:
Changes in Accounts Payable	(596)	(7,332)
Changes in Due to Related Party	1,353	9,355
Changes in Accrued Interest Payable	20,396	36,969
Net Cash Used in Operating Activities	(15,959)	(11,087)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	11,000	-
Proceeds from Stock Subscription	5,000	-
Net Cash Provided by Financing Activities	16,000	-

Net Increase (Decrease) in Cash	41	(11,087)
Cash at Beginning of Period	1,560	13,049
Cash at End of Period	$1,601	$1,962

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Common stock issued for convertible debt	$2,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

June 30, 2024

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

As of June 30, 2024, the Company has a deficit of $5,546,890 and has significant losses and negative cash flows from operations. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of June 30, 2024 or December 31, 2023.

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

Revenue recognition

The Company derives revenue primarily from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $0 and $0 in consulting during the six months ended June 30, 2024 and 2023, respectively. The Company also plans to derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet.

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

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 12,441,731 and 6,205,428 potentially convertible debenture shares at June 30, 2024 and December 31, 2023, respectively, since their effect is anti-dilutive.

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

3. Recently Issued Accounting Standards and Recently Adopted Accounting Pronouncement

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

4. Intangible Assets

	June 30, 2024 and December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the six months ended June 30, 2024 and 2023, was $0 and $0 respectively.

5. Related Party Transactions and Balances

	June 30, 2024	December 31, 2023
Current Liabilities
Due to Related Party	$13,707	$12,354

During the six months ended June 30, 2024, $3,853 in expenses were paid directly by a related party. The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Notes Payable

On April 16, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 16, 2025. At June 30, 2024 and December 31, 2023, the principal balance on these notes was $5,000 and $0 and accrued interest was $118 and $0, respectively.

On June 5, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 5, 2025. At June 30, 2024 and December 31, 2023, the principal balance on these notes was $6,000 and $0 and accrued interest was $41 and $0, respectively.

7. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. On July 7, 2023, the Company negotiated settlement of six of its noteholders in exchange for preferred shares of the Company’s stock. In accordance with the agreement, there was 7,644,000 shares of preferred shares issued for settlement of $252,500 principal and $205,986 in accrued interest. At June 31, 2024 and December 31, 2023, the principal balance on these notes was $240,000 and $240,000 and accrued interest was $252,851 and $233,659, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At June 30, 2024 and December 31, 2023, the accrued interest was $7,062 and $6,464, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. On March 20, 2024, the Company issued 2,000,000 shares of common stock for the conversion of $2,000 of this principal balance outstanding. The 2,000,000 shares of common stock were valued at $0.15 per share for a value of $30,000. The Company recognized a loss on the extinguishment of debt of $28,000. At June 30, 2024 and December 31, 2023, the principal balance on this note was $8,000 and $10,000 and accrued interest was $838 and $392, respectively.

8. Common Share Capital

The Company is authorized to issue 150,000,000 shares of Common Stock with a par value of $0.001 and had 75,819,419 and 72,819,419 shares of Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

9. Preferred Share Capital

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 and had 7,644,000 shares of Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023. The Preferred Stock converts to common at a 1:1 ratio and has a “Leak Out Provision” that limits the shareholder from selling more than 12.5% of their shares per quarter.

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors. As of June 30, 2024, the Company does not have any commitment or contingencies.

11. Subsequent Events

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ending June 30, 2024 and 2023, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $5,546,890 since its inception through June 30, 2024, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2024, compared with the three months ended June 30, 2023

Revenues

We generated revenues of $0 during the three months ended June 30, 2024 and 2023.

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, decreased to $7,219 in the three months ended June 30, 2024, from $210,236 in the three months ended June 30, 2023, primarily as a result of $200,000 in stock based compensation in the previous period.

Other Income (Expense)

We incurred interest expense of $10,427, during the three months ended June 30, 2024, as compared to interest expense of $18,767 during the three months ended June 30, 2023. Interest expense decreased from the prior year because of the notes that were converted to preferred shares in 2023.

Net Loss

The Company had a net loss of $17,646 for the three months ended June 30, 2024, as compared to a net loss of $229,093 for the three months ended June 30, 2023, as a result of the change in general and administrative expenses and interest expense described above.

Results of Operations for the six months ended June 30, 2024, compared with the six months ended June 30, 2023

Revenues

We generated revenues of $0 during the three months ended June 30, 2024 and 2023.

Operating Expenses

Operating expenses, which consisted solely of general and administrative expenses, decreased to $16,716 in the six months ended June 30, 2024, from $213,110 in the six months ended June 30, 2023, primarily as a result of $200,000 in stock based compensation in the previous period.

Other Income (Expense)

We incurred interest expense of $20,396, during the six months ended June 30, 2024, as compared to interest expense of $36,969 during the six months ended June 30, 2023. Interest expense decreased from the prior year because of the notes that were converted to preferred shares in 2023. We also had a loss on extinguishment of debt of $28,000 in the six months ended June 30, 2024.

Net Loss

The Company had a net loss of $65,112 for the six months ended June 30, 2024, as compared to a net loss of $250,079 for the six months ended June 30, 2023, as a result of the change in general and administrative expenses and interest expense described above.

Liquidity and Capital Resources

At June 30, 2024, we had $1,601 of cash on hand and an accumulated deficit of $5,546,890. Our primary source of liquidity during the three months ended June 30, 2024, has been from funds received for consulting services provided to customers and advances from a related party and bridge loans. As of June 30, 2024, the Company owed $13,707 in outstanding related party advances, with $0 in accrued interest on those advances, $11,000 in bridge loans with $159 in accrued interest on these loans and $260,000 in outstanding convertible debentures payable to outside parties, with $260,751 in accrued interest on these debentures.

Net cash used in operating activities was $15,959 during the six months ended June 30, 2024 and $11,087 during the six months ended June 30, 2023.

Net cash used in investing activities was $0 during the six months ended June 30, 2024 and 2023.

Net cash provided by financial activities was $16,000 and $0 during the six months ended June 30, 2024 and 2023.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the six months ended June 30, 2024, has been cash received from a bridge loan and advances from a related party.

Working Capital

We had current assets of $1,601 and $1,560, and current liabilities of $545,617 and $515,464, resulting in working capital deficits of $544,016 and $513,904 at June 30, 2024 and December 31, 2023, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IWALLET CORPORATION

Date: August 14, 2024	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director