Form 10-K
period 2024-12-31
iWallet Corp
filed 2025-03-13
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $780,400, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.024. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of March 13, 2025, the Company had 77,819,419 outstanding shares of common stock.

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

The Company was previously a public company required to file reports with the United States Securities and Exchange Commission (the “SEC”) as a result of effectiveness of prior registration statements we filed with the SEC in 2010 and 2014, but our reporting obligations were automatically suspended as a result of having less than 300 shareholders of record, and we subsequently filed a Form 15 (a Notice of the suspension of our duty to file reports under the Securities Exchange Act) and discontinued reporting in 2016. We again became a publicly reporting company with the SEC in early 2022.

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

We anticipate that we will be ready to launch our redesigned products with updated technological features within the next 12 months, although the timeline may be delayed due to the worldwide shortage in electronic components, resulting in parts from Chinese supply chain interruptions. Accordingly, our projected product launch timeline is subject to normalization of the current computer chip and related component supply situation. We believe that with prototypes in hand, we will be able to secure purchase orders from small and large businesses and go into production, subject to electronic component availability, within the next year.

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

•Storage devices with co-branding luxury partners

•A secure passport case called the iPassport

•A secure mobile personal safe to store pharmaceuticals in

•A smart “padlock” with a biometric reader for gym lockers and other personal areas that require security

We hold over twenty patents and patent applications filed in various countries around the world. Our products are manufactured under contract by a manufacturer based in Zhuhai, China, Apollo Electronics. The suppliers for our raw materials have been Future Electronics, Namiki Motors, Cotech Taiwan, Digital Persona, Avnet Electronics, Avnet Taiwan, and Apollo Electronics. Historically, our largest major customer has been Neiman Marcus, which was the source of approximately 60% of our gross revenues from our most recent product sales several years ago. We have not had any product sales for several years as we have been focused on updating our designs to use more cost-effective technologies and materials, and sourcing and updating our suppliers, tooling, and molds. We have now updated our designs and distribution plan, and we expect to relaunch product sales during 2025, and expand our distribution efforts. As we expand our sales and distribution channels, we expect that our customer base will diversify and that, in the future, our revenues will not be dependent upon one or a few major customers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

•Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

•Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

The Company does not currently lease or own any real property.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Fiscal Year Ended December 31, 2024

	High	Low
First Quarter	$0.0175	$0.0080
Second Quarter	$0.0380	$0.0100
Third Quarter	$0.0240	$0.0072
Fourth Quarter	$0.0260	$0.0080

Fiscal Year Ended December 31, 2023

	High	Low
First Quarter	$0.0490	$0.0040
Second Quarter	$0.0180	$0.0090
Third Quarter	$0.0200	$0.0080
Fourth Quarter	$0.0150	$0.0010

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

Common Stock

As of December 31, 2024, the Company had authorized 150,000,000 shares of common stock, and no shares of preferred stock authorized. As of December 31, 2024, the Company had 77,819,419 outstanding shares of common stock which were owned by approximately 52 shareholders of record.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred Stock with a par value of $0.001.

The Company designated 14,000,000 shares of its authorized preferred stock as Series A Preferred Stock, which has no voting rights and converts to common stock at a 1:1 ratio, but is not convertible until 6 months following issuance. Additionally, each holder of Series A Preferred Stock holder is subject to a “Leak Out Provision” that limits the holder from converting more than 12.5% of its shares of Series A Preferred Stock per quarter. As of December 31, 2024, the Company had 7,644,000 outstanding shares of Series A Preferred Stock which were owned by approximately 6 non-affiliate shareholders of record.

The Company designated 1,000,000 shares of its authorized preferred stock as Series B Preferred Stock, which has voting rights in the aggregate that equal two times the number of votes of all other classes of outstanding voting stock of the Company. The Series B Preferred Stock is not convertible into common stock. As of December 31, 2024, the Company had 1,000,000 outstanding shares of series B preferred stock which were owned by 1 shareholder of record, the Company’s CEO, Steven Cabouli.

Convertible Instruments

The following is a description of the material terms of our convertible instruments which remain outstanding as of December 31, 2024:

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures originally matured on April 30, 2017, and became immediately due and payable at the request of the holders. Subsequently, the holders agreed to extend the maturity date in the Debentures to April 30, 2022. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. During July 2023, the Company negotiated the settlement of $252,500 of these convertible debentures and associated accrued interest totaling $209,992 for 7,644,000 shares of preferred stock. The Company is currently negotiating with the remaining note holders to extend the notes, which is expected to be completed during the 1st quarter of 2025. At December 31, 2024 and 2023, the outstanding principal balances was $240,000 and $240,000 and the accrued interest on the Debentures was $273,209 and $233,659, respectively.

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “Convertible Debenture”) with a service provider amounting to $12,000. The Convertible Debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The Convertible Debenture became immediately due and payable in default at the request of the holder, although the holder has not made any request for immediate payment. The Convertible Debenture is currently in default, and the Company is currently working with the holder on extending the due date of the Convertible Debenture, which is expected to be completed during the 1st quarter 2025. The conversion price is $0.06 per share. At December 31, 2024 and 2023, the accrued interest was $7,667 and $6,464, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. At December 31, 2024 and 2023, the accrued interest was $1,242 and $392, respectively.

Warrants

As of December 31, 2024, the Company has zero outstanding common stock purchase warrants.

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

Results of Operations

For the year ended December 31, 2024, compared to the period ended December 31, 2023

Revenues

We had $0 and $0 revenue for the years ended December 31, 2024 and 2023, respectively.

Cost of Sales

We had $0 and $0 of cost of sales for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, as a percentage of revenue, it was 0.0% and 0.0%, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023, were $65,739 and $225,457, respectively. The decrease in expenses for 2024 compared to 2023 was comprised primarily of a stock-based compensation during 2023 of $200,000 compared to $16,971 in the current year.

Other Income (Expenses)

Other expenses for the years ended December 31, 2024 and 2023, were $42,352 and $42,395, respectively.

Net Loss

Net loss for the years ended December 31, 2024 and 2023 was $108,091 and $267,852, respectively, due to the aforementioned factors.

Liquidity and Capital Resources

We had a cash balance of $2,437 and negative working capital of $575,711 at December 31, 2024.

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

Sources and Uses of Cash

Operating activities during the year ended December 31, 2024 used $35,123 of net cash. Net cash used in investing activities was $0 for the year ended December 31, 2024. Net cash provided by financing activities was $36,000 for the year ended December 31, 2024. Operating activities during the period ended December 31, 2023 used $21,489 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2023. Net cash provided by financing activities was $10,000 for the period ended December 31, 2023.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements for the years ended December 31, 2024 and 2023 included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

iWallet Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iWallet Corp. (the “Company”) as of December 31, 2024, and December 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has accumulated deficit of $5,589,869 and $5,481,778 as of December 31, 2024 and December 31, 2023 respectively. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2023.

Victor Mokuolu, CPA PLLC

Houston, Texas

March 13, 2025

PCAOB ID 6771

iWallet Corp.

Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$2,437	$1,560
Total Current Assets	2,437	1,560

Total Assets	$2,437	$1,560

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$12,313	$596
Accrued Interest Payable	282,866	240,514
Due to Related Party	14,282	12,354
Notes Payable	21,000	-
Convertible Debentures	260,000	262,000
Total Current Liabilities	590,461	515,464

Total Liabilities	590,461	515,464

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Deficit
Preferred series A stock; par value $0.001, 14,000,000 shares authorized; 7,644,000 shares issued and outstanding	7,644	7,644
Preferred series B stock; par value $0.001, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,000	-
Common stock; par value $0.001, 150,000,000 shares authorized; 77,819,419 and 72,819,419 shares issued and outstanding as of December 31, 2024 and 2023, respectively	77,819	72,819
Additional Paid-in Capital	4,915,382	4,887,411
Accumulated Deficit	(5,589,869)	(5,481,778)
Total Stockholders’ Deficit	(588,024)	(513,904)
Total Liabilities and Stockholders’ Deficit	$2,437	$1,560

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statements of Operations

	For the Years Ended December 31,
	2024	2023
Revenues	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses
General and Administrative Expenses	65,739	225,457
Total Operating Expenses	65,739	225,457
Operating Loss	(65,739)	(225,457)

Other Income (Expense)
Interest Expense	(42,352)	(42,395)
Total Other Income (Expense)	(42,352)	(42,395)
Net Loss	$(108,091)	$(267,852)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	75,644,556	64,929,008

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statement of Changes in Stockholders’ Deficit

Years Ended December 31, 2024 and 2023

	Preferred Series A Shares		Preferred Series B Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	-	$-	-	$-	52,819,419	$52,819	$4,252,563	$(5,213,926)	$(908,544)
Issuance of common stock for services	-	-	-	-	20,000,000	20,000	180,000	-	200,000
Issuance of preferred stock for settlement of debt	7,644,000	7,644	-	-	-	-	454,848	-	462,492
Net Loss for the Year	-	-	-	-	-	-	-	(267,852)	(267,852)
Balance at December 31, 2023	7,644,000	$7,644	-	$-	72,819,419	$72,819	$4,887,411	$(5,481,778)	$(513,904)
Issuance of common stock for cash	-	-	-	-	3,000,000	3,000	12,000	-	15,000
Issuance of common stock for extinguishment of debt	-	-	-	-	2,000,000	2,000	-	-	2,000
Issuance of common stock for services	-	-	1,000,000	1,000	-	-	15,971	-	16,971
Net Loss for the Year	-	-	-	-	-	-	-	(108,091)	(108,091)
Balance at December 31, 2024	7,644,000	$7,644	1,000,000	$1,000	77,819,419	$77,819	$4,915,382	$(5,589,869)	$(588,024)

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss for the Year	$(108,091)	$(267,852)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock Issued for Services	16,971	200,000
Changes in operating assets and liabilities:
Changes in Accounts Payable	11,717	(6,737)
Changes in Due to Related Party	1,928	10,705
Changes in Accrued Interest Payable	42,352	42,395
Net Cash Used in Operating Activities	(35,123)	(21,489)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	21,000	-
Proceeds from Convertible Notes Payable	-	10,000
Proceeds from Stock Subscription	15,000	-
Net Cash Provided by Financing Activities	36,000	10,000

Net Decrease in Cash	877	(11,489)
Cash at Beginning of Year	1,560	13,049
Cash at End of Year	$2,437	$1,560

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Common stock issued for convertible debt	$2,000	$-
Preferred stock issued for convertible debt	$-	$462,492

The accompanying notes are an integral part of these audited financial statements.

iWallet Corp.

Notes to Financial Statements

December 31, 2024 and 2023

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

As of December 31, 2024 and 2023 the Company had a deficit of $5,589,869 and $5,481,778, respectively, and had significant losses and negative cash flows from operations for the year ended December 31, 2024. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

The Company earned $0 and $0 in consulting revenue during the years ended December 31, 2024 and 2023, respectively, along with cost of sales of $0 and $0, respectively, from outside services providing technology for our consulting services.

Concentrations of credit risk

The Company’s cash balances are maintained in bank accounts in the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 12,990,824 and 13,857,230 potentially convertible debenture shares (Note 6) for the years ended December 31, 2024 and 2023, respectively, since their effect is anti-dilutive.

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

4. Intangible Assets

	December 31, 2024 and 2023
	Cost	Accumulated Amortization	Net Book Value
Patents	$78,619	$78,619	$-
Trademarks	16,909	16,909	-
Software	51,680	51,680	-
Website Development	16,000	16,000	-
	$163,208	$163,208	$-

Amortization for the years ended December 31, 2024 and 2023 was $0 and $0 respectively.

5. Related Party Transactions and Balances

	December 31, 2024	December 31, 2023
Current Liabilities
Due to Related Party	$14,282	$12,354

During the year ended December 31, 2024, $1,928 in expenses were paid directly by a related party. The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. On July 7, 2023, the Company negotiated settlement of six of its noteholders in exchange for preferred shares of the Company’s stock. In accordance with the agreement, there was 7,644,000 shares of preferred shares issued for settlement of $252,500 principal and $209,992 in accrued interest. At December 31, 2024 and 2023, the principal balance on these notes was $240,000 and $240,000 and accrued interest was $273,209 and $233,659, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At December 31, 2024 and 2023, the accrued interest was $7,667 and $6,464, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. At December 31, 2024 and 2023, the accrued interest was $1,242 and $392, respectively.

7. Common Share Capital

The Company is authorized to issue 150,000,000 shares of Common Stock with a par value of $0.001 and had 77,819,419 and 72,819,419 shares of Common Stock issued and outstanding as of December 31, 2024 and 2023, respectively.

On May 24, 2023, the Company issued 20,000,000 shares of Common Stock to its CEO for services rendered to the Company. The stock price was $0.01 for a total value of $200,000 and the Company recognized an expense of $200,000.

On March 20, 2024, the Company issued 2,000,000 shares of common stock for the conversion of $2,000 of the principal balance of a convertible note. The 2,000,000 shares of common stock were valued at $0.15 per share for a value of $2,000.

On March 22, 2024, the Company sold 1,000,000 shares of common stock for $5,000 in cash.

On August 27, 2024, the Company sold 2,000,000 shares of common stock for $10,000 in cash.

8. Preferred Share Capital

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001.

The Company designated 14,000,000 shares of Series A Preferred Stock, which has no voting rights and converts to common at a 1:1 ratio and has a “Leak Out Provision” that limits the shareholder from selling more than 12.5% of their shares per quarter. As of December 31, 2024, the Company had 7,644,000 outstanding shares of series A preferred stock which were owned by 6 shareholders of record.

On July 7, 2023, the Company issued 7,644,000 shares of Series A Preferred Stock to six noteholders as settlement of their convertible notes of $252,500 and accrued interest of $209,992.

The Company designated 1,000,000 shares of Series B Preferred Stock, which has voting rights that equal two times the number of votes of all other classes of outstanding voting stock and is not convertible. As of December 31, 2024, the Company had 1,000,000 outstanding shares of series B preferred stock which were owned by 1 shareholder of record.

On October 16, 2024, the Company issued 1,000,000 shares of Series B Preferred Stock to its sole officer and director of the Company for services rendered for a value of $16,971.

9. Income Taxes

Components of loss before income taxes consists of the following:

	2024	2023
U.S.	$(108,061)	$(267,852)

The provision (recovery) for income taxes consists of the following:

	2024	2023
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	$-	$-

The reconciliation of the provision (recovery) for income taxes based on the combined U.S. statutory federal and state tax rate of 26.75% (Federal - 21%; State - 5.75%, net of Federal benefit) to the effective tax rates:

	2024	2023
Net loss before recovery of income taxes	$(108,091)	$(267,852)
Statutory rate	26.75%	26.75%
Expected income tax recovery	$(28,914)	$(71,650)
Change in valuation allowance	28,914	71,650
Recovery of income taxes	$-	$-

The components of deferred taxes are as follows:

	2024	2023
Deferred tax assets
Net operating losses	$1,495,289	$1,466,375
Valuation allowance	(1,495,289)	(1,466,375)
	$-	$-

The Company has non-capital income tax losses that will begin to expire in 2033 through 2042.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of December 31, 2024 and 2023, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively. The Company recognized no income tax expense based on its $92,615 pre-tax loss for the year ended December 31,

2024. The Company recognized no income tax expense based on its $267,852 pre-tax loss for the year ended December 31, 2023.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2024 and 2023, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2024:

Federal2020 - present

State2020 - present

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

11. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” from January 1, 2025 through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2024, there have been no disagreements with our independent certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the accountants would have caused them to make reference thereto in their report on our financial statements.

On October 31, 2023, the Company retained Victor Mokuolu, CPA PLLC (“VMCPA”), as our new independent registered public accounting firm. The appointment of VMCPA was approved by the Board of Directors of the Company. As a result of our engagement of VMCPA on October 31, 2023, we dismissed Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC (“Pinnacle”) as our independent registered public accounting firm.

During the two most recent fiscal years prior to such date (December 31, 2022 and 2021), and through the date of dismissal, there were no disagreements with Pinnacle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Pinnacle, would have caused Pinnacle to make reference to the subject matter of the disagreement in its report. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K up to and including the dismissal of Pinnacle, except that such reports contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

Pinnacle’s report on the consolidated financial statements of the Company as, at, and for the fiscal years ended December 31, 2022 and 2021, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern and identified certain material weakness in our internal controls over financial reporting. There were and are no limitations placed on Pinnacle concerning the inquiry of any matter related to the Company’s financial reporting.

On July 1, 2024, the Company provided Pinnacle with a copy of the foregoing disclosure and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of the letter from Pinnacle dated July 3, 2024, is attached hereto as Exhibit 16.1 to this Form 8-K.

During the Company’s two fiscal years ending December 31, 2022 and 2021, and the subsequent interim period preceding our engagement of VMCPA, we have not previously consulted with VMCPA with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was given to the Company by VMCPA that VMCPA concluded was an important factor considered by the Company in reaching its decision as to the accounting, auditing, or financial reporting issue; or (b) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2024, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions
Steven Cabouli	70	CEO, President, CFO, Secretary, Director (1)

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

Director Independence

During the period ended December 31, 2024, we had no independent directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2024 and 2023, were timely.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2024 and 2023, certain information regarding the compensation earned by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Cabouli, President & CEO	2024	-	-	-	16,971 (1)	-	-	16,971
	2023	-	-	-	200,000 (2)	-	-	200,000

(1)In 2024, Steven Cabouli received 1,000,000 shares of Series B Preferred Stock valued at $16,971 as compensation for services.

(2)In 2023, Steven Cabouli received 20,000,000 shares of common Stock valued at $200,000 as compensation for services.

Narrative Disclosure to the Summary Compensation Table

Our sole officer, CEO and President, Steven Cabouli, did not receive any compensation for his services as officer in either 2024 or 2023, except for the equity described above. We presently do not have employment or compensation agreements with any of our named executive officers or directors, and we have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year ended December 31, 2024.

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

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year ended December 31, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following tables set forth, as of December 31, 2024, certain information concerning the beneficial ownership of our common stock by:

•each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

•each director;

•each named executive officer;

•all of our executive officers and directors as a group; and

•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2024, the Company had authorized 150,000,000 shares of common stock, 14,000,000 shares of series A preferred stock and 1,000,000 shares of series B preferred stock, and 77,819,419 shares of common stock, 7,644,000 shares of series A preferred stock and 1,000,000 shares of series B preferred stock considered issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2024, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 401 Ryland St., Ste. 200A, Reno, Nevada, 89502.

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Steven Cabouli	60,721,230	83.4%(1)
Common Stock	All Officers & Directors as a Group	60,721,230	83.4%(1)
Common Stock	Jack Chadsey	4,581,542	6.3%(1)
Series B Preferred Stock	Steven Cabouli	57,260,491	100.0%(2)

(1)Issued and outstandings shares were made up of the 77,819,419 shares of common stock and 7,644,000 shares of series A preferred stock as if converted at a ratio of 1:1 for a total 85,463,419 issued and outstanding shares of common stock.

(2)The Company had 1,000,000 shares of series B preferred stock. These shares have a voting right equal to two-thirds (2/3) of issued and outstanding shares of common stock (85,463,419 shares of common stock * 0.67 (2/3) equals 57,260,491).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2024 and 2023, we had been advanced funds by Steven Cabouli, a related party for operations, and owed him the following amounts:

	December 31, 2024	December 31, 2023
Current Liabilities
Due to Related Party	$14,282	$12,354

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors during the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2024	2023
Audit fees	$12,500	$9,100
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$12,500	$9,100

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775)

3.2	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed on August 12, 2010; File No. 333-168775)

10.1	Secured Convertible Debenture issued by iWallet Corporation to 7806221 Canada Inc. (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.2	Secured Convertible Debenture issued by iWallet Corporation to Jesse Kaplan (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.3	Secured Convertible Debenture issued by iWallet Corporation to Mary Anne Alton (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.4	Secured Convertible Debenture issued by iWallet Corporation to Michael B. Stein (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.5	Secured Convertible Debenture issued by iWallet Corporation to Sanctum Sanctorum Inc. (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.6	Secured Convertible Debenture issued by iWallet Corporation to Sandy Pascuzzi (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.7	Secured Convertible Debenture issued by iWallet Corporation to Stuart Adair (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.8	Secured Convertible Debenture issued by iWallet Corporation to Sudha Raman (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

10.9	Secured Convertible Debenture issued by iWallet Corporation to Thomas Keevil (incorporated by reference to Registration Statement on Form 10 filed on November 4, 2021; File No. 000-56347)

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

IWALLET CORPORATION

Dated: March 13, 2025	By:	/s/ Steven Cabouli
Steven Cabouli
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Cabouli	Director	March 13, 2025
Steven Cabouli