Form 10-Q
period 2025-06-30
iWallet Corp
filed 2025-08-14
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the Company had 82,819,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash	$226	$2,437
Total Current Assets	226	2,437

Total Assets	$226	$2,437

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$-	$12,313
Accrued Interest Payable	305,951	282,866
Due to Related Party	14,282	14,282
Notes Payable	33,571	21,000
Convertible Debentures	260,000	260,000
Total Current Liabilities	613,804	590,461

Total Liabilities	613,804	590,461

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred series A stock; par value $0.001, 14,000,000 shares authorized; 7,644,000 shares issued and outstanding	7,644	7,644
Preferred series B stock; par value $0.001, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock; par value $0.001, 150,000,000 shares authorized; 82,819,419 and 77,819,419 shares issued and outstanding as of June 30, 2024 and December 31, 2024, respectively	82,819	77,819
Additional Paid-in Capital	5,080,382	4,915,382
Accumulated Deficit	(5,785,423)	(5,589,869)
Total Stockholders’ Deficit	(613,578)	(588,024)
Total Liabilities and Stockholders’ Deficit	$226	$2,437

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2023	June 30, 2025	June 30, 2024
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and Administrative Expenses	10,453	7,219	17,769	16,716
Research and Development Expenses	9,700	-	9,700	-
Total Operating Expenses	20,153	7,219	27,469	16,716
Operating Loss	(20,153)	(7,219)	(27,469)	(16,716)

Other Income (Expense)
Loss on Settlement of Accounts Payable	-	-	-	(28,000)
Loss on Extinguishment of Debt	(144,447)	-	(144,447)	-
Interest Expense	(11,925)	(10,427)	(23,638)	(20,396)
Total Other Income (Expense)	(156,372)	(10,427)	(168,085)	(48,396)
Net Loss	$(176,525)	$(17,646)	$(195,554)	$(65,112)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	81,665,573	75,105,133	79,753,121	74,083,155

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Series A Shares		Preferred Series B Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	7,644,000	$7,644	1,000,000	$1,000	77,819,419	$77,819	$4,915,382	$(5,589,869)	$(588,024)
Net Loss for the Period	-	-	-	-	-	-	-	(19,029)	(19,029)
Balance at March 31, 2025	7,644,000	7,644	1,000,000	1,000	77,819,419	77,819	4,915,382	(5,608,898)	(607,053)
Issuance of common stock for extinguishment of debt	-	-	-	-	5,000,000	5,000	165,000	-	170,000
Net Loss for the Period	-	-	-	-	-	-	-	(176,525)	(176,525)
Balance at June 30, 2025	7,644,000	$7,644	1,000,000	$1,000	82,819,419	$82,819	$5,080,382	$(5,785,423)	$(613,578)

	Preferred Series A Shares		Preferred Series B Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	7,644,000	$7,644	-	$-	72,819,419	$72,819	$4,887,411	$(5,481,778)	$(513,904)
Issuance of common stock for extinguishment of debt	-	-	-	-	2,000,000	2,000	28,000	-	30,000
Net Loss for the Period	-	-	-	-	-	-	-	(47,466)	(47,466)
Balance at March 31, 2024	7,644,000	7,644	-	-	74,819,419	74,819	4,915,411	(5,529,244)	(531,370)
Issuance of common stock for cash	-	-	-	-	1,000,000	1,000	4,000	-	5,000
Net Loss for the Period	-	-	-	-	-	-	-	(17,646)	(17,646)
Balance at June 30, 2024	7,644,000	$7,644	-	$-	75,819,419	$75,819	$4,919,411	$(5,546,890)	$(544,016)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss for the Period	$(195,554)	$(65,112)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Loss on Extinguishment of Debt	144,447	28,000
Changes in operating assets and liabilities:
Changes in Accounts Payable	(12,313)	(596)
Changes in Due to Related Party	-	1,353
Changes in Accrued Interest Payable	23,638	20,396
Net Cash Used in Operating Activities	(39,782)	(15,959)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	37,571	11,000
Proceeds from Stock Subscription	-	5,000
Net Cash Provided by Financing Activities	37,571	16,000

Net Increase (Decrease) in Cash	(2,211)	41
Cash at Beginning of Period	2,437	1,560
Cash at End of Period	$226	$1,601

Supplemental Disclosure Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Common stock issued for convertible debt	$170,000	$2,000

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

June 30, 2025

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

As of June 30, 2025, the Company has a deficit of $5,785,423 and has significant losses and negative cash flows from operations. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of June 30, 2025 or December 31, 2024.

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

Revenue recognition

The Company derives revenue primarily from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $0 and $0 in consulting during the six months ended June 30, 2025 and 2024, respectively. The Company also plans to derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet.

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

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 13,536,452 and 12,441,731 potentially convertible debenture shares at June 30, 2025 and 2024, respectively, since their effect is anti-dilutive.

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

4. Related Party Transactions and Balances

	June 30, 2025	December 31, 2024
Current Liabilities
Due to Related Party	$14,282	$14,282

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

5. Notes Payable

On April 16, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 16, 2025 and is currently in default. At June 30, 2025 and December 31, 2024, the principal balance on this note was $5,000 and $5,000 and accrued interest was $618 and $370, respectively.

On June 5, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $6,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 5, 2025. At June 30, 2025 and December 31, 2024, the principal balance on this note was $6,000 and $6,000 and accrued interest was $641 and $344, respectively.

On December 18, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $10,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of December 18, 2025. At June 30, 2025 and December 31, 2024, the principal balance on this note was $10,000 and $10,000 and accrued interest was $532 and $37, respectively.

On January 10, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $20,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of January 20, 2026. On April 21, 2025, the Company issued 5,000,000 shares of common stock for the conversion of the outstanding balance of $20,000 and accrued interest of $553. At June 30, 2025 and December 31, 2024, the principal balance on this note was $0 and $0 and accrued interest was $0 and $0, respectively.

On April 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,800. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 29, 2026. At June 30, 2025 and December 31, 2024, the principal balance on this note was $5,800 and $0 and accrued interest was $99 and $0, respectively.

On April 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 29, 2026. At June 30, 2025 and December 31, 2024, the principal balance on this note was $5,800 and $0 and accrued interest was $93 and $0, respectively.

On May 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of May 29, 2026. At June 30, 2025 and December 31, 2024, the principal balance on this note was $500 and $0 and accrued interest was $4 and $0, respectively.

On May 30, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of May 30, 2026. At June 30, 2025 and December 31, 2024, the principal balance on this note was $500 and $0 and accrued interest was $4 and $0, respectively.

On June 20, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $271. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 20, 2026. At June 30, 2025 and December 31, 2024, the principal balance on this note was $271 and $0 and accrued interest was $1 and $0, respectively.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. On July 7, 2023, the Company negotiated settlement of six of its noteholders in exchange for preferred shares of the Company’s stock. In accordance with the agreement, there was 7,644,000 shares of preferred shares issued for settlement of $252,500 principal and $205,986 in accrued interest. At June 30, 2025 and December 31, 2024, the principal balance on these notes was $240,000 and $240,000 and accrued interest was $294,059 and $273,209, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At June 30, 2025 and December 31, 2024, the accrued interest was $8,262 and $7,667, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. On March 20, 2024, the Company issued 2,000,000 shares of common stock for the conversion of $2,000 of this principal balance outstanding. The 2,000,000 shares of common stock were valued at $0.15 per share for a value of $30,000. The Company recognized a loss on the extinguishment of debt of $28,000. At June 30, 2025 and December 31, 2024, the principal balance on this note was $8,000 and $8,000 and accrued interest was $1,638 and $1,242, respectively.

7. Common Share Capital

The Company is authorized to issue 150,000,000 shares of Common Stock with a par value of $0.001 and had 82,819,419 and 77,819,419 shares of Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

On April 21, 2025, the Company issued 5,000,000 shares of common stock for the conversion of $20,000 of the principal balance of a convertible note and accrued interest of $553. These shares were valued at $0.034 per share for a total value of $170,000. The Company recognized a loss on extinguishment of debt of $144,447.

8. Preferred Share Capital

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 and had 7,644,000 shares of Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024. The Preferred Stock converts to common at a 1:1 ratio and has a “Leak Out Provision” that limits the shareholder from selling more than 12.5% of their shares per quarter.

9. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors. As of June 30, 2025, the Company does not have any commitment or contingencies.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2025 and 2024, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $5,640,976 since its inception through June 30, 2025, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2025, compared with the three months ended June30, 2024

Revenues

We generated revenues of $0 during the three months ended June 30, 2025 and 2024.

Operating Expenses

Operating expenses, which consisted of general and administrative expenses of $10,453 and research and development expenses of $9.700, increased to $20,153 in the three months ended June 30, 2025, from $7,219 in the three months ended June 30, 2024, primarily as a result of increased consulting and supplies in connection with the Company developing its new product.

Other Income (Expense)

We incurred interest expense of $11,925, during the three months ended June 30, 2025, as compared to interest expense of $10,427 during the three months ended June 30, 2024. Interest expense increased from the prior year because of the new notes added in the current period. The Company also incurred a loss on extinguishment of debt of $144,447 during the three months ended June 30, 2025.

Net Loss

The Company had a net loss of $176,525 for the three months ended June 30, 2025, as compared to a net loss of $17,646 for the three months ended June 30, 2024, as a result of the change in general and administrative expenses, research and development expenses and interest expense described above.

Results of Operations for the six months ended June 30, 2025, compared with the six months ended June 30, 2024

Revenues

We generated revenues of $0 during the six months ended June 30, 2025 and 2024.

Operating Expenses

Operating expenses, which consisted of general and administrative expenses of $17,769 and research and development expenses of $9.700, increased to $27,469 in the six months ended June 30, 2025, from $16,716 in the six months ended June 30, 2024, primarily as a result of increased consulting and supplies in connection with the Company developing its new product.

Other Income (Expense)

We incurred interest expense of $23,638, during the six months ended June 30, 2025, as compared to interest expense of $20,396 during the six months ended June 30, 2024. Interest expense increased from the prior year because of the new notes added in the current period. The Company also incurred a loss on extinguishment of debt of $144,447 during the six months ended June 30, 2025.

Net Loss

The Company had a net loss of $195,554 for the six months ended June 30, 2025, as compared to a net loss of $65,112 for the six months ended June 30, 2024, as a result of the change in general and administrative expenses, research and development expenses and interest expense described above.

Liquidity and Capital Resources

At June 30, 2025, we had $226 of cash on hand and an accumulated deficit of $5,785,423. Our primary source of liquidity during the six months ended June 30, 2025, has been from advances from a related party and bridge loans. As of June 30, 2025, the Company owed $14,282 in outstanding related party advances, with $0 in accrued interest on those advances, $33,571 in bridge loans with $1,992 in accrued interest on these loans and $260,000 in outstanding convertible debentures payable to outside parties, with $303,959 in accrued interest on these debentures.

Net cash used in operating activities was $39,782 during the six months ended June 30, 2025 and $15,959 during the six months ended June 30, 2024.

Net cash used in investing activities was $0 during the six months ended June 30, 2025 and 2024.

Net cash provided by financial activities was $37,571 and $16,000 during the six months ended June 30, 2025 and 2024.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the six months ended June 30, 2025, has been cash received from a bridge loan and advances from a related party.

Working Capital

We had current assets of $226 and $2,437, and current liabilities of $613,804 and $590,461, resulting in working capital deficits of $613,578 and $588,024 at June 30, 2025 and December 31, 2024, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IWALLET CORPORATION

Date: August 13, 2025	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director