Form 10-Q
period 2026-03-31
iWallet Corp
filed 2026-05-15
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the Company had 106,419,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash	$16	$-
Total Current Assets	16	-

Right-to-Use Asset	68,010	74,669
Security Deposits	5,600	5,600
Total Assets	$73,626	$80,269

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$152,786	$151,559
Accounts Payable - Related Party	30,800	16,800
Line of Credit Payable	716	864
Accrued Liabilities	3,168	-
Accrued Interest Payable	343,960	331,204
Lease Liability - Current Portion	28,355	27,658
Due to Related Party	14,720	14,406
Notes Payable	51,499	46,271
Convertible Debentures	260,000	260,000
Total Current Liabilities	886,004	848,762

Lease Liability	39,655	47,011
Total Liabilities	925,659	895,773

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficit
Preferred series A stock; par value $0.001, 20,000,000 shares authorized; 7,644,000 shares issued and outstanding	7,644	7,644
Preferred series B stock; par value $0.001, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock; par value $0.001, 150,000,000 shares authorized; 106,419,419 shares issued and outstanding	106,419	106,419
Additional Paid-in Capital	5,762,022	5,762,022
Accumulated Deficit	(6,729,118)	(6,692,589)
Total Stockholders’ Deficit	(852,033)	(815,504)
Total Liabilities and Stockholders’ Deficit	$73,626	$80,269

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses
General and Administrative Expenses	23,742	7,316
Total Operating Expenses	23,742	7,316
Operating Loss	(23,742)	(7,316)

Other Income (Expense)
Interest Expense	(12,787)	(11,713)
Total Other Income (Expense)	(12,787)	(11,713)
Net Loss	$(36,529)	$(19,029)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	106,419,419	77,819,419

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Series A Preferred Shares		Series B Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2025	7,644,000	$7,644	1,000,000	$1,000	106,419,419	$106,419	$5,762,022	$(6,692,589)	$(815,504)
Net Loss for the Period	-	-	-	-	-	-	-	(36,529)	(36,529)
Balance at March 31, 2026	7,644,000	$7,644	1,000,000	$1,000	106,419,419	$106,419	$5,762,022	$(6,729,118)	$(852,033)

	Series A Preferred Shares		Series B Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	7,644,000	$7,644	1,000,000	$1,000	77,819,419	$77,819	$4,915,382	$(5,589,869)	$(588,024)
Net Loss for the Period	-	-	-	-	-	-	-	(19,029)	(19,029)
Balance at March 31, 2025	7,644,000	$7,644	1,000,000	$1,000	77,819,419	$77,819	$4,915,382	$(5,608,898)	$(607,053)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss for the Period	$(36,529)	$(19,029)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Changes in operating assets and liabilities:
Changes in Accounts Payable	15,226	(11,816)
Changes in Accrued Liabilities	3,020	-
Changes in Due to Related Party	314	-
Changes in Accrued Interest Payable	12,757	11,713
Net Cash Used in Operating Activities	(5,212)	(19,132)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	5,228	20,000
Net Cash Provided by Financing Activities	5,228	20,000

Net Increase in Cash	16	868
Cash at Beginning of Period	-	2,437
Cash at End of Period	$16	$3,305

Supplemental Disclosure Information:
Interest Paid in Cash	$30	$-
Income Taxes paid in Cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

March 31, 2026

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

As of March 31, 2026, the Company has a deficit of $6,729,118 and has significant losses and negative cash flows from operations. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of March 31, 2026 or December 31, 2025.

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

Fair value of financial instruments

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash, accounts payable, accrued liabilities, due to related party and convertible debentures approximate fair value because of their short-term nature. Per ASC 820 framework these are considered Level 3 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Revenue recognition

The Company plans to derive revenue from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $0 and $0 in consulting during the three months ended March 31, 2026 and 2025, respectively. The Company also plans to derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet.

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

Business Segments

The Company operates in one segment and therefore segment information is not presented. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions.

Operating Lease

On July 1, 2025, the Company entered into an office lease (the “Lease”) with Steven Cabouli (the “Lessor”), through which the Company leased office space in San Diego, California for a three-year  term. The rent is $2,800 monthly. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

Schedule of Balance Sheet Operating Lease

	March 31, 2026	December 31, 2025
Operating lease
Long-term right-of-use assets	$68,010	$74,669

Short-term operating lease liabilities	$28,355	$27,658
Long-term operating lease liabilities	39,655	47,011
Total operating lease liabilities	$68,010	$74,669

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Schedule of Maturities Undiscounted Operating Lease Liabilities

Year Ending	Operating Lease
2026	$25,200
2027	33,600
2028	16,800
Total lease payments	75,600
Less: Imputed interest/present value discount	(7,590)
Present value of lease liabilities	$68,010

The Company made cash payments of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively for this lease. The Company incurred rent expense of $8,400 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 14,373,233 and 13,256,943 potentially convertible debenture shares at March 31, 2026 and 2025, respectively, since their effect is anti-dilutive.

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

4. Related Party Transactions and Balances

	March 31, 2026	December 31, 2025
Current Liabilities
Due to Related Party	$14,720	$14,406

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

Steve Cabouli, CEO and sole director of the Company, has been providing storage and office space for the Company. Beginning July 1, 2025, the Company began accruing monthly rent expense for this space at $2,800 per month. As of March 31, 2026, there is $30,800 accrued in accounts payable for rent.

5. Notes Payable

On April 16, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 16, 2025 and is currently in default. At March 31, 2026 and December 31, 2025, the principal balance on this note was $5,000 and $5,000 and accrued interest was $993 and $870, respectively.

On June 5, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $6,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 5, 2025. At March 31, 2026 and December 31, 2025, the principal balance on this note was $6,000 and $6,000 and accrued interest was $1,092 and $944, respectively.

On December 18, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $10,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of December 18, 2025. At March 31, 2026 and December 31, 2025, the principal balance on this note was $10,000 and $10,000 and accrued interest was $1,282 and $1,036, respectively.

On April 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,800. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 29, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $5,800 and $0 and accrued interest was $534 and $391, respectively.

On April 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 29, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $5,500 and $5,500 and accrued interest was $506 and $371, respectively.

On May 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of May 29, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $500 and $500 and accrued interest was $42 and $29, respectively.

On May 30, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of May 30, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $500 and $500 and accrued interest was $42 and $29, respectively.

On June 20, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $271. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 20, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $271 and $271 and accrued interest was $21 and $14, respectively.

On July 22, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $4,350. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of July 22, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $4,350 and $4,350 and accrued interest was $300 and $193, respectively.

On July 23, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $4,350. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of July 23, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $4,350 and $4,350 and accrued interest was $299 and $192, respectively.

On August 11, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 11, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $64 and $39, respectively.

On August 12, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 12, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $63 and $39, respectively.

On November 7, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of November 7, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $39 and $15, respectively.

On November 7, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of November 7, 2026. At March 31, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $39 and $15, respectively.

On March 26, 2026, a noteholder paid a legal bill of $5,228 on behalf of the Company and added the balance to their bridge loan. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of March 26, 2027. At March 31, 2026 and December 31, 2025, the principal balance on this note was $5,228 and $0 and accrued interest was $0 and $0, respectively.

6. Convertible Debentures

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. On July 7, 2023, the Company negotiated settlement of six of its noteholders in exchange for preferred shares of the Company’s stock. In accordance with the agreement, there was 7,644,000 shares of preferred shares issued for settlement of $252,500 principal and $205,986 in accrued interest. At March 31, 2026 and December 31, 2025, the principal balance on these notes was $240,000 and $240,000 and accrued interest was $327,242 and $316,119, respectively.

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

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At March 31, 2026 and December 31, 2025, the principal balance on these notes was $12,000 and $12,000 and accrued interest was $9,163 and $8,867, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. On March 20, 2024, the Company issued 2,000,000 shares of common stock for the conversion of $2,000 of this principal balance outstanding. The 2,000,000 shares of common stock were valued at $0.15 per share for a value of $30,000. The Company recognized a loss on the extinguishment of debt of $28,000. At March 31, 2026 and December 31, 2025, the principal balance on this note was $8,000 and $8,000 and accrued interest was $2,239 and $2,042, respectively.

7. Common Share Capital

The Company is authorized to issue 150,000,000 shares of Common Stock with a par value of $0.001 and had 106,419,419 and 106,419,419 shares of Common Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

8. Preferred Share Capital

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 and had 7,644,000 shares of Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025. The Preferred Stock converts to common at a 1:1 ratio and has a “Leak Out Provision” that limits the shareholder from selling more than 12.5% of their shares per quarter.

9. Income Taxes

The Company accounts for U.S. income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income tax expense (recovery) is comprised the following amounts:

Schedule of Provision for Income Tax Expense Recovery

	March 31, 2026		December 31, 2025
Federal tax benefit at the statutory rate	$(7,671)	21.00%	$(231,571)	21.00%
State tax benefit, net of federal income tax benefit	(2,100)	5.75%	(63,406)	5.75%
Unallowed deductions	-	0.00%	9	0.00%
Change in derivative liability	-	0.00%	-	0.00%
Gain (loss) on settlement of debt	-	0.00%	(36,275)	3.29%
Accrued interest expense	3,412	-9.34%	12,930	-1.17%
Amortization of debt discount	-	0.00%	-	0.00%
Change in valuation allowance	6,359	-17.41%	318,313	-28.87%
Total	$-		$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Schedule of Components of Deferred Income Tax

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$315,570	$309,389
Accrued interest expense	(3,412)	(12,930)
Total gross deferred tax assets	312,158	296,459
Less: Deferred tax asset valuation allowance	(312,158)	(296,459)
Total net deferred taxes	$-	$-

As of March 31, 2026 and December 31, 2025, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $6,803,600 and $6,779,827, respectively. These net operating loss carry-forwards will expire through the year ending 2045.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2045.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended December 31, 2005 through December 31, 2025 generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired.

10. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors. As of March 31, 2026, the Company does not have any commitment or contingencies.

11. Subsequent Events

Management has evaluated subsequent events, in accordance with ASC 855, “Subsequent Events,” through the date these financial statements were issued and noted no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for iWallet Corporation Such discussion represents only the best present assessment from our Management.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2026 and 2025, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $6,729,118 since its inception through March 31, 2026, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2026, compared with the three months ended March 31, 2025

Revenues

We generated revenues of $0 during the three months ended March 31, 2026 and 2025.

Operating Expenses

Operating expenses, which consisted of general and administrative expenses, increased to $23,742 in the three months ended March 31, 2026, from $7,316 in the three months ended March 31, 2025, primarily as a result of an increase in auditor fees of $6,000, legal fees of $6,366 and rent expense of $8,400 in 2026.

Other Income (Expense)

We incurred interest expense of $12,787, during the three months ended March 31, 2026, as compared to interest expense of $11,713 during the three months ended March 31, 2025. Interest expense increased from the prior year because of the new notes added in the current period.

Net Loss

The Company had a net loss of $36,529 for the three months ended March 31, 2026, as compared to a net loss of $19,029 for the three months ended March 31, 2025, as a result of the change in general and administrative expenses and interest expense described above.

Liquidity and Capital Resources

At March 31, 2026, we had $16 of cash on hand and an accumulated deficit of $6,729,118. Our primary source of liquidity during the three months ended March 31, 2026, has been from advances from a related party and bridge loans. As of March 31, 2026, the Company owed $14,720 in outstanding related party advances, with $0 in accrued interest on those advances, $46,271 in bridge loans with $5,317 in accrued interest on these loans and $260,000 in outstanding convertible debentures payable to outside parties, with $338,643 in accrued interest on these debentures.

Net cash used in operating activities was $5,212 during the three months ended March 31, 2026 and $19,132 during the three months ended March 31, 2025.

Net cash used in investing activities was $0 during the three months ended March 31, 2026 and 2025.

Net cash provided by financial activities was $5,228 and $20,000 during the three months ended March 31, 2026 and 2025.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the three months ended March 31, 2026, has been cash received from a bridge loan and advances from a related party.

Working Capital

We had current assets of $16 and $0, and current liabilities of $886,004 and $848,762, resulting in working capital deficits of $885,988 and $848,762 at March 31, 2026 and December 31, 2025, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IWALLET CORPORATION

Date: May 15, 2026	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director