Form 10-Q
period 2026-06-30
iWallet Corp
filed 2026-08-14
CIK 1498372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the Company had 106,419,419 shares of common stock outstanding.

IWALLET CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iWallet Corp.

Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Right-to-Use Asset	61,184	74,669
Security Deposits	5,600	5,600
Total Assets	$66,784	$80,269

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account Payable	$158,123	$151,559
Accounts Payable - Related Party	39,200	16,800
Line of Credit Payable	583	864
Accrued Liabilities	3,168	-
Accrued Interest Payable	357,221	331,204
Lease Liability - Current Portion	29,070	27,658
Due to Related Party	15,033	14,406
Notes Payable	51,499	46,271
Convertible Debentures	260,000	260,000
Total Current Liabilities	913,897	848,762

Lease Liability	32,114	47,011
Total Liabilities	946,011	895,773

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficit
Preferred series A stock; par value $0.001, 20,000,000 shares authorized; 7,644,000 shares issued and outstanding	7,644	7,644
Preferred series B stock; par value $0.001, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock; par value $0.001, 150,000,000 shares authorized; 106,419,419 shares issued and outstanding	106,419	106,419
Additional Paid-in Capital	5,762,022	5,762,022
Accumulated Deficit	(6,756,312)	(6,692,589)
Total Stockholders’ Deficit	(879,227)	(815,504)
Total Liabilities and Stockholders’ Deficit	$66,784	$80,269

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and Administrative Expenses	13,907	10,453	37,649	17,769
Research and Development Expenses	-	9,700	-	9,700
Total Operating Expenses	13,907	20,153	37,649	27,469

Operating Loss	(13,907)	(20,153)	(37,649)	(27,469)

Other Income (Expense)
Loss on Extinguishment of Debt	-	(144,447)	-	(144,447)
Interest Expense	(13,287)	(11,925)	(26,074)	(23,638)
Total Other Income (Expense)	(13,287)	(156,372)	(26,074)	(168,085)

Net Loss	$(27,194)	$(176,525)	$(63,723)	$(195,554)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares - Basic and Diluted	106,419,419	81,665,573	106,419,419	79,753,121

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statement of Stockholders’ Deficit

Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Series A Preferred Shares		Series B Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2025	7,644,000	$7,644	1,000,000	$1,000	106,419,419	$106,419	$5,762,022	$(6,692,589)	$(815,504)
Net Loss for the Period	-	-	-	-	-	-	-	(36,529)	(36,529)
Balance at March 31, 2026	7,644,000	7,644	1,000,000	1,000	106,419,419	106,419	5,762,022	(6,729,118)	(852,033)
Net Loss for the Period	-	-	-	-	-	-	-	(27,194)	(27,194)
Balance at June 30, 2026	7,644,000	$7,644	1,000,000	$1,000	106,419,419	$106,419	$5,762,022	$(6,756,312)	$(879,227)

	Series A Preferred Shares		Series B Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	7,644,000	$7,644	1,000,000	$1,000	77,819,419	$77,819	$4,915,382	$(5,589,869)	$(588,024)
Net Loss for the Period	-	-	-	-	-	-	-	(19,029)	(19,029)
Balance at June 30, 2025	7,644,000	7,644	1,000,000	1,000	77,819,419	77,819	4,915,382	(5,608,898)	(607,053)
Issuance of common stock for extinguishment of debt	-	-	-	-	5,000,000	5,000	165,000	-	170,000
Net Loss for the Period	-	-	-	-	-	-	-	(176,525)	(176,525)
Balance at June 30, 2025	7,644,000	$7,644	1,000,000	$1,000	82,819,419	$82,819	$5,080,382	$(5,785,423)	$(613,578)

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss for the Period	$(63,723)	$(195,554)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Loss on Extinguishment of Debt	-	144,447
Changes in operating assets and liabilities:
Changes in Accounts Payable	28,964	(12,313)
Changes in Accrued Liabilities	2,887	-
Changes in Due to Related Party	627	-
Changes in Accrued Interest Payable	26,017	23,638
Net Cash Used in Operating Activities	(5,228)	(39,782)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	5,228	37,571
Net Cash Provided by Financing Activities	5,228	37,571

Net Increase (Decrease) in Cash	-	(2,211)
Cash at Beginning of Period	-	2,437
Cash at End of Period	$-	$226

Supplemental Disclosure Information:
Interest Paid in Cash	$57	$-
Income Taxes paid in Cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Common stock issued for convertible debt	$-	$170,000

The accompanying notes are an integral part of these unaudited financial statements.

iWallet Corp.

Notes to Unaudited Financial Statements

June 30, 2026

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

As of June 30, 2026, the Company has a deficit of $6,756,312 and has significant losses and negative cash flows from operations. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the near future to enable it to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. The Company has no accounts receivable or allowance for doubtful accounts as of June 30, 2026 or December 31, 2025.

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

Revenue recognition

The Company plans to derive revenue from the sale of its wallets and consulting services provided to other companies in the smart wallet market. The Company earned $0 and $0 in consulting during the six months ended June 30, 2026 and 2025, respectively. The Company also plans to derive an insignificant amount of revenue from providing engraving of the wallets. Engraving revenues will be recognized concurrent with the revenues for the related wallet.

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

The supplemental balance sheet information related to the operating lease for the periods is as follows:

Schedule of Balance Sheet Operating Lease

	June 30, 2026	December 31, 2025
Operating lease
Long-term right-of-use assets	$61,184	$74,669

Short-term operating lease liabilities	$29,070	$27,658
Long-term operating lease liabilities	32,114	47,011
Total operating lease liabilities	$61,184	$74,669

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Schedule of Maturities Undiscounted Operating Lease Liabilities

Year Ending	Operating Lease
2026	$16,800
2027	33,600
2028	16,800
Total lease payments	67,200
Less: Imputed interest/present value discount	(6,016)
Present value of lease liabilities	$61,184

The Company made cash payments of $0 and $0 for the three months ended June 30, 2026 and 2025, respectively for this lease. The Company incurred rent expense of $16,800 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Loss per share of common stock

Loss per common share (basic and diluted) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Diluted loss per share and the weighted average number of shares of common stock exclude 14,654,142 and 13,536,452 potentially convertible debenture shares at June 30, 2026 and 2025, respectively, since their effect is anti-dilutive.

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

4. Related Party Transactions and Balances

	June 30, 2026	December 31, 2025
Current Liabilities
Due to Related Party	$15,033	$14,406

The above balances are non-interest bearing, unsecured and due on demand. The related party is affiliated by virtue of common ownership.

Steve Cabouli, CEO and sole director of the Company, has been providing storage and office space for the Company. Beginning July 1, 2025, the Company began accruing monthly rent expense for this space at $2,800 per month. As of June 30, 2026, there is $39,200 accrued in accounts payable for rent.

5. Notes Payable

On April 16, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 16, 2025 and is currently in default. At June 30, 2026 and December 31, 2025, the principal balance on this note was $5,000 and $5,000 and accrued interest was $1,118 and $870, respectively.

On June 5, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $6,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 5, 2025. At June 30, 2026 and December 31, 2025, the principal balance on this note was $6,000 and $6,000 and accrued interest was $1,241 and $944, respectively.

On December 18, 2024, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $10,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of December 18, 2025. At June 30, 2026 and December 31, 2025, the principal balance on this note was $10,000 and $10,000 and accrued interest was $1,532 and $1,036, respectively.

On April 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,800. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 29, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $5,800 and $5,880 and accrued interest was $679 and $391, respectively.

On April 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $5,500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of April 29, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $5,500 and $5,500 and accrued interest was $643 and $371, respectively.

On May 29, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of May 29, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $500 and $500 and accrued interest was $54 and $29, respectively.

On May 30, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $500. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of May 30, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $500 and $500 and accrued interest was $54 and $29, respectively.

On June 20, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $271. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of June 20, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $271 and $271 and accrued interest was $28 and $14, respectively.

On July 22, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $4,350. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of July 22, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $4,350 and $4,350 and accrued interest was $409 and $193, respectively.

On July 23, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $4,350. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of July 23, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $4,350 and $4,350 and accrued interest was $408 and $192, respectively.

On August 11, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 11, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $88 and $39, respectively.

On August 12, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 12, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $88 and $39, respectively.

On November 7, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of November 7, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $64 and $15, respectively.

On November 7, 2025, the Company entered into a bridge loan agreement (the “bridge loan”) with a lender amounting to $1,000. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of November 7, 2026. At June 30, 2026 and December 31, 2025, the principal balance on this note was $1,000 and $1,000 and accrued interest was $64 and $15, respectively.

On March 26, 2026, a noteholder paid a legal bill of $5,228 on behalf of the Company and added the balance to their bridge loan. The bridge loan bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of March 26, 2027. At June 30, 2026 and December 31, 2025, the principal balance on this note was $5,228 and $0 and accrued interest was $138 and $0, respectively.

6. Convertible Debentures

Convertible Debentures (Ontario)

In fiscal 2015, the Company issued two tranches, one in April and one in September, of secured convertible debentures with identical terms and maturity dates (together, “the Debentures”) for gross proceeds of $492,500. The Company incurred $39,400 in broker’s commissions resulting in net proceeds of $453,100. The Debentures bear interest at a rate of 8% per annum, with interest payments due semi-annually. The Debentures matured on April 30, 2017, and are currently in default. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The Debentures are convertible at any time, in whole, to shares of common stock at a conversion price of $0.15 per share. On July 7, 2023, the Company negotiated settlement of six of its noteholders in exchange for preferred shares of the Company’s stock. In accordance with the agreement, there was 7,644,000 shares of preferred shares issued for settlement of $252,500 principal and $205,986 in accrued interest. At June 30, 2026 and December 31, 2025, the principal balance on these notes was $240,000 and $240,000 and accrued interest was $338,712 and $316,119, respectively.

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

Ontario Limitation Period and Enforceability - Each of these debentures was issued in Ontario to an Ontario resident, is payable in Ontario, and stipulates Ontario law as its governing law. The Company has obtained a written opinion of Ontario counsel that the two-year limitation period under the Limitations Act, 2002 (Ontario) expired on April 30, 2025, that the debentures are no longer enforceable against the Company, and that no proceeding could be brought on the related security interests. The opinion has been added to the exhibits (see exhibit 99.1).

Other Convertible Debentures

On August 13, 2018, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $12,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 13, 2021. The debentures became immediately due and payable in default at the request of the note holders. However, the note holders have not made any request for immediate payment. There are no additional terms in the event of default. The conversion price is $0.06 per share. At June 30, 2026 and December 31, 2025, the principal balance on these notes was $12,000 and $12,000 and accrued interest was $9,462 and $8,867, respectively.

On August 10, 2023, the Company entered into a secured convertible debenture agreement (the “convertible debenture”) with a service provider amounting to $10,000. The convertible debenture bears interest at 10% per annum calculated monthly and payable on maturity and had a maturity date of August 10, 2024. The conversion price is $0.001 per share. On March 20, 2024, the Company issued 2,000,000 shares of common stock for the conversion of $2,000 of this principal balance outstanding. The 2,000,000 shares of common stock were valued at $0.15 per share for a value of $30,000. The Company recognized a loss on the extinguishment of debt of $28,000. At June 30, 2026 and December 31, 2025, the principal balance on this note was $8,000 and $8,000 and accrued interest was $2,438 and $2,042, respectively.

7. Common Share Capital

The Company is authorized to issue 150,000,000 shares of Common Stock with a par value of $0.001 and had 106,419,419 and 106,419,419 shares of Common Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

8. Preferred Share Capital

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 and had 7,644,000 shares of Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025. The Preferred Stock converts to common at a 1:1 ratio and has a “Leak Out Provision” that limits the shareholder from selling more than 12.5% of their shares per quarter.

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

The provision for income tax expense (recovery) is comprised the following amounts:

Schedule of Provision for Income Tax Expense Recovery

	June 30, 2026		December 31, 2025
Federal tax benefit at the statutory rate	$(13,382)	21.00%	$(231,571)	21.00%
State tax benefit, net of federal income tax benefit	(3,664)	5.75%	(63,406)	5.75%
Unallowed deductions	-	0.00%	9	0.00%
Gain (loss) on settlement of debt	-	0.00%	(36,275)	3.29%
Accrued interest expense	6,960	-10.92%	12,930	-1.17%
Change in valuation allowance	10,086	-15.83%	318,313	-28.87%
Total	$-		$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Schedule of Components of Deferred Income Tax

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$319,193	$309,389
Accrued interest expense	(6,960)	(12,930)
Total gross deferred tax assets	312,233	296,459
Less: Deferred tax asset valuation allowance	(312,233)	(296,459)
Total net deferred taxes	$-	$-

As of June 30, 2026 and December 31, 2025, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $6,817,533 and $6,779,827, respectively. These net operating loss carry-forwards will expire through the year ending 2045.

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

As of June 30, 2026, the Company does not have any commitment or contingencies, except for the operating lease disclosed in Note 2 and the convertible debentures disclosed in Note 6.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2026 and 2025, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $6,756,312 since its inception through June 30, 2026, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2026, compared with the three months ended June 30, 2025

Revenues

We generated revenues of $0 during the three months ended June 30, 2026 and 2025.

Operating Expenses

Operating expenses, which consisted of general and administrative expenses and research and development expenses, decreased to $13,907 in the three months ended June 30, 2026, from $20,153 in the three months ended June 30, 2025, primarily as a result of decreases in auditor fees of $6,000 and legal fees of $6,366 in 2026.

Other Income (Expense)

We incurred interest expense of $13,287, during the three months ended June 30, 2026, as compared to interest expense of $11,925 during the three months ended June 30, 2025. Interest expense increased from the prior year because of the new notes added in the current period and no loss on extinguishment of debt in the current period.

Net Loss

The Company had a net loss of $27,194 for the three months ended June 30, 2026, as compared to a net loss of $176,525 for the three months ended June 30, 2025, as a result of the change in general and administrative expenses and interest expense described above.

Results of Operations for the six months ended June 30, 2026, compared with the six months ended June 30, 2025

Revenues

We generated revenues of $0 during the six months ended June 30, 2026 and 2025.

Operating Expenses

Operating expenses, which consisted of general and administrative expenses and research and development expenses, increased to $37,649 in the six months ended June 30, 2026, from $27,469 in the six months ended June 30, 2025, primarily as a result of increases in rent expense of $16,800 in 2026.

Other Income (Expense)

We incurred interest expense of $26,074, during the six months ended June 30, 2026, as compared to interest expense of $23,638 during the six months ended June 30, 2025. Interest expense increased from the prior year because of the new notes added in the current period. Loss on extinguishment of debt decreased by $144,447 in the current period.

Net Loss

The Company had a net loss of $63,723 for the six months ended June 30, 2026, as compared to a net loss of $195,554 for the six months ended June 30, 2025, as a result of the change in general and administrative expenses and interest expense described above.

Liquidity and Capital Resources

At June 30, 2026, we had $0 of cash on hand and an accumulated deficit of $6,756,312. Our primary source of liquidity during the six months ended June 30, 2026, has been from advances from a related party and bridge loans. As of June 30, 2026, the Company owed $15,033 in outstanding related party advances, with $0 in accrued interest on those advances, $51,499 in bridge loans with $6,608 in accrued interest on these loans and $260,000 in outstanding convertible debentures payable to outside parties, with $350,613in accrued interest on these debentures.

Net cash used in operating activities was $5,228 during the six months ended June 30, 2026 and $39,782 during the six months ended June 30, 2025.

Net cash used in investing activities was $0 during the six months ended June 30, 2026 and 2025.

Net cash provided by financial activities was $5,228 and $37,571 during the six months ended June 30, 2026 and 2025.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity during the six months ended June 30, 2026, has been cash received from a bridge loan and advances from a related party.

Working Capital

We had current assets of $0 and $0, and current liabilities of $913,897 and $848,762, resulting in working capital deficits of $913,897 and $848,762 at June 30, 2026 and December 31, 2025, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 2, “Significant Accounting Policies,” of the Notes to Financial Statements on the unaudited financial statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025 included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1*	Legal Opinion on Certain Convertible Debentures

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

IWALLET CORPORATION

Date: August 14, 2026	By:	/s/ Steven Cabouli
Steven Cabouli
President & CEO Director